Form 10-Q
period 2025-09-30
OFF THE HOOK YS INC.
filed 2025-12-15
CIK 2067767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 001-42930

Off the Hook YS Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-4103908
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Jel Wade Drive

Wilmington, NC 28401

(Address of principal executive offices)(Zip code)

(910)-239-9344

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTH	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non- accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of December 12, 2025 was 23,750,000 shares.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business operations and financial performance and condition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, our actual results and the timing of selected events may differ materially. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk factors” in Part II, Item 1A of this Quarterly Report and elsewhere in this Quarterly Report. Potential investors are urged to consider these factors carefully in evaluating the forward-looking statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

2

Off the Hook YS Inc.

OFF THE HOOK YS INC. AND AFFILIATES

Consolidated Balance Sheets

As of September, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,267,564	$2,927,126
Accounts receivable, net	244,400	104,317
Inventory	24,015,983	22,593,422
Prepaid expense	2,281,347	2,388,782
Private label receivable	-	4,942
Other current assets	368,117	840,401
TOTAL CURRENT ASSETS	29,177,411	28,858,990

NON-CURRENT ASSETS
Property, plant and equipment, net	498,156	461,709
Other receivable	43,366	42,192
Private label receivable	-	185,550
Due from related party	-	11,313
Right-of-use assets	1,868,839	1,505,986
Goodwill	570,000	570,000
Intangible assets, net	456,111	-
TOTAL NON-CURRENT ASSETS	3,436,472	2,776,750

TOTAL ASSETS	$32,613,883	$31,635,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$627,237	$962,725
Accrued liabilities	519,204	507,284
Lease liabilities, current	491,945	382,731
Line of credit	2,842,682	2,833,400
Current portion of long-term debt	219,321	137,468
Due to related party	1,322,015	1,422,540
Customer deposit	1,690,533	2,350,219
Floor plan notes payable	23,478,756	20,595,517
Other current liabilities	213,631	110,547
Contingent liabilities	350,000	-
TOTAL CURRENT LIABILITIES	31,755,324	29,302,431

LONG-TERM LIABILITIES
Long-term debt, noncurrent	67,924	229,295
Lease liabilities, noncurrent	1,401,170	1,136,624
TOTAL LONG-TERM LIABILITIES	1,469,094	1,365,919

TOTAL LIABILITIES	33,224,418	30,668,350

MEMBERS’ DEFICIT
Common stock, with $0.001 par value, 100,000,000 number of common stocks authorized, 20,000,000 shares of common stocks issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.*	20,000	20,000
Additional paid-in capital	2,774,944	2,774,944
Retained earnings	(3,405,479)	(1,827,554)
TOTAL MEMBERS’ EQUITY	(610,535)	967,390

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$32,613,883	$31,635,740

*	Par value of common stocks, additional paid-in capital and share data have been retrospectively restated to give effect to the reorganization that is discussed in Note 1.

The accompanying notes are an integral part of these unaudited condensed combined and consolidated financial statements

OFF THE HOOK YS INC. AND AFFILIATES

Unaudited Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

Revenues	$24,005,345	$25,865,198	$82,592,188	$69,225,871
Cost of revenues	20,975,546	22,963,223	74,218,978	62,296,256
Gross profit	3,029,799	2,901,975	8,373,210	6,929,615

Operating expenses:
Depreciation and amortization	87,162	68,760	210,372	206,787
Selling, general and administrative	617,396	256,616	1,441,248	1,053,275
Advertising and marketing	220,851	95,202	597,506	314,081
Professional services	68,892	119,793	170,372	288,375
Salaries and wages	1,513,401	941,514	3,113,964	2,148,143
Rent expenses	211,689	126,459	596,250	313,514
Total operating expenses	2,719,391	1,608,344	6,129,712	4,324,175

Income from operations	310,408	1,293,631	2,243,498	2,605,440

Other expenses:
Interest expense, net	(500,360)	(404,281)	(1,616,872)	(1,205,638)
Other income	123,286	71,118	150,323	272,672
Total expenses	(377,074)	(333,163)	(1,466,549)	(932,966)

Net Income (loss)	$(66,666)	$960,468	$776,949	$1,672,474

Basic and diluted net income per membership shares	$(0.003)	$0.048	$0.039	$0.084
Basic and diluted weighted average membership shares outstanding	20,000,000	20,000,000	20,000,000	20,000,000

*Par value of common stocks, additional paid-in capital and share data have been retrospectively restated to give effect to the reorganization that is discussed in Note 1.

The accompanying notes are an integral part of these unaudited condensed combined and consolidated financial statements

OFF THE HOOK YS INC. AND AFFILIATES

Unaudited Consolidated Statements of Changes in Members’ Equity

For the Nine Months Ended September 30, 2025 and 2024

	Common Stocks		Additional Paid-in	Retained	Total Members’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2023	20,000,000	$20,000	$1,813,229	$(2,082,949)	$(249,720)

Imputed Interest	-	-	10,688	-	10,688

Member Distribution	-	-	-	(559,834)	(559,834)

Net income	-	-	-	232,472	232,472

Balance, March 31, 2024, unaudited	20,000,000	$20,000	$1,823,917	$(2,410,311)	$(566,394)

Member Distribution	-	-	-	(959,578)	(959,578)

Net income	-	-	-	479,534	479,534

Balance, June 30, 2024, unaudited	20,000,000	$20,000	$1,823,917	$(2,890,355)	$(1,046,438)

Member Distribution	-	-	-	684,301	684,301

Net income	-	-	-	960,468	960,468

Balance, September 30, 2024, unaudited	20,000,000	$20,000	$1,823,917	$(1,245,586)	$598,331

Balance, December 31, 2024	20,000,000	$20,000	$2,774,944	$(1,827,554)	$967,390

Member Distribution	-	-	-	(591,906)	(591,906)

Net Income	-	-	-	289,774	289,774

Balance, March 31, 2025, unaudited	20,000,000	$20,000	$2,774,944	$(2,129,686)	$665,258

Member Distribution	-	-	-	(826,176)	(826,176)

Net Income	-	-	-	553,841	553,841

Balance, June 30, 2025, unaudited	20,000,000	$20,000	$2,774,944	$(2,402,021)	$392,923

Member Distribution	-	-	-	(936,792)	(936,792)

Net loss	-	-	-	(66,666)	(66,666)

Balance, September 30, 2025, unaudited	20,000,000	$20,000	$2,774,944	$(3,405,479)	$(610,535)

*Par value of common stocks, additional paid-in capital and share data have been retrospectively restated to give effect to the reorganization that is discussed in Note 1.

The accompanying notes are an integral part of these unaudited condensed combined and consolidated financial statements

OFF THE HOOK YS INC. AND AFFILIATES

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

	For the nine months ended September 30,
	2025	2024

Cash flows from operating activities:
Net income	$776,949	$1,672,474
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	210,372	206,787
Imputed interest	-	10,688
Non-cash lease expense	10,907	9,741
Changes in operating assets and liabilities:
Accounts receivable	(140,083)	(87,820)
Private label receivable	190,492	990,516
Other receivable	(1,174)	(16,363)
Inventory	(1,422,561)	(5,553,367)
Prepaid expense	107,435	(217,016)
Other current assets	472,284	(779,428)
Due from related parties	11,313	(13,991)
Accounts payable	(335,488)	151,937
Accrued liabilities	11,920	(92,090)
Customer deposits	(659,686)	105,202
Other current liabilities	103,084	505,008

Net cash used in operating activities	(664,236)	(3,107,722)

Cash flows from investing activities:
Purchase of fixed assets	(202,930)	(47,220)
Acquisition of intangible assets	(150,000)	-

Net cash used in investing activities	(352,930)	(47,220)

Cash flows from financing activities:
Proceeds from line of credit	79,732	1,311,612
Payment of line of credit	(70,450)	(592,440)
Member distribution	(2,354,874)	(835,111)
Proceeds from short-term loan payable	-	108,855
Payment of short-term loan payable	-	(70,000)
Proceeds from floorplan notes payable	55,264,450	32,232,333
Payment of floor plan notes payable	(52,381,211)	(26,474,162)
Proceeds from long-term debt	59,428	311,748
Payment of long-term debt	(138,946)	(364,633)
Proceeds from related party debts	12,020	1,336,455
Repayments of related party debts	(112,545)	(1,753,157)

Net cash provided by financing activities	357,604	5,211,500

Net increase (decrease) in cash and cash equivalents	(659,562)	2,056,558

Cash and cash equivalents, beginning of period	$2,927,126	1,654,631

Cash and cash equivalents, end of period	$2,267,564	$3,711,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	1,617,156	1,194,950

NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of ROU assets and liabilities	$720,783	$1,498,815
Stock consideration recorded as contingent liability for assets acquisition	$350,000	$-

The accompanying notes are an integral part of these unaudited condensed combined and consolidated financial statements

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION

Off The Hook YS Inc. (the “OTH”) is a company established in Nevada. It is a holding company established on January 3, 2025 with no business operation. Off The Hook Yacht Sales NC, LLC (the “OTHYS”) and OTH Simon Marine YF, LLC (the “Boat Center”) sell yachts and boats to the public. Azure Funding, LLC (the “Azure”) is a recreational loan broker and lender, focused on providing financing services to individuals for marine, aviation and recreational vehicle purchases. Autograph Yacht Group Inc. (“AYG”) was incorporated in the State of Florida on August 8, 2025. AYG operates as a luxury yacht brokerage, engaged in the purchase and sale of yachts and related marine vessels. AYG is a wholly owned subsidiary of Off The Hook YS Inc. OTH, OTHYS, Boat Center, Azure and AYG are collectively referred to as the Company. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, yachts and trailers, and offers slip and storage accommodation in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with Azure or third-party lenders and insurance companies. The following list details the ownership interests of the entities; these entities are directly and indirectly controlled by Jason Ruegg as of September 30, 2025.

Entity	Ownership Interests
Off The Hook YS Inc.	100% owned by Jason Ruegg
Off the Hook Yacht Sales NC, LLC(OTHYS)	100% owned by Ruegg Capital Group, Inc.
Azure Funding, LLC (Azure)	Katie Ruegg: 10%
Glenn Overton: 22.5%
Jason Ruegg: 67.5%
OTH Simon Marine YF LLC (Boat Center)	Jason Ruegg: 75%
Corey Simon: 25%
Autograph Yacht Group, LLC (“AYG”)	-100% owned by Off The Hook YS Inc.

In preparation for listing (“Listing”) on the U.S. Exchange Market, holders of equity interests (the “OTH Owners”) in OTHYS, Boat Center and Azure(the “OTH Companies”) agreed to undertake a restructuring of their ownership interests in the OTH Companies by consolidating such companies under OTH, which upon completion of the consolidation, the OTH Owners collectively own 100% of the issued and outstanding shares of common stock of OTH, and each of the OTH Companies will be a wholly owned subsidiary of OTH.

Subsequent to the reorganization, OTH incorporated Autograph Yacht Group Inc. in Florida, which became a wholly owned subsidiary of OTH. The financial results of Autograph have been included in the Company’s combined and consolidated financial statements beginning from its incorporation date, August 8, 2025.

Immediately before and after the Reorganization as described above, OTH and Operating Subsidiaries were effectively controlled by the same controlling shareholders, and given no change on control, the transaction is accounted for as business combination under common control.

For financial reporting purpose, the contribution of Operating Subsidiaries represented a transaction between entities under common control, resulted in a change in reporting entity and required retrospective combination of entities for all periods presented, as if the combination has been in effect since the inception of common control. Accordingly, the combined and consolidated financial statements of OTH and Operating Subsidiaries reflect the accounting of the combined subsidiaries at historical carrying values, except that equity reflects the equity of OTH.

Boats and Buyers Acquisition

In April 2025, the Company entered into a Stock Purchase Agreement dated April 25, 2025 (the “SPA”) with Jeffrey Matthew Reistad, Ahren Reistad and Ethan Reistad (collectively, the “Sellers”), to acquire 100% of the issued and outstanding shares of Boats and Buyers, Inc., a Delaware corporation, together with its related websites including www.boatscollective.com and other intellectual property (collectively, the “Boats and Buyers”). Pursuant to the SPA, the total purchase consideration consisted of cash of $150,000 and 100,000 shares of the Company’s common stock, par value $0.001 per share, to be allocated among the Sellers as specified in the agreement. The share issuance will occur after the Company’s registration statement on Form S-1 is declared effective. The SPA also provides that if the Company does not complete its initial public offering by November 30, 2025, the Sellers may require the Company to repurchase all of their shares at $3.50 per share, payable on or before December 31, 2025. The accounting treatment of this transaction is further discussed in Note 7 and Note 19.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s unaudited condensed combined and consolidated financial statements and the notes thereto have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) in the United States of America and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for interim reporting. The Company’s fiscal year end date is December 31. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These unaudited condensed combined and consolidated financial statements have been prepared on the same basis as its annual combined and consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2025, or for any other interim period or for any other future year. All intercompany balances and transactions have been eliminated in the combined and consolidated financial statements.

The combined and consolidated financial statements include the financial statements of the entities noted in Note 1 above.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited combined and consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1 for the year ended December 31, 2024 (the “Annual Report”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which opted out of utilizing the emerging growth company reduced reporting requirements difficult.

Use of Estimates and Assumptions

The preparation of combined and consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined and consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates required to be made by management, include, but are not limited to, the allowance for doubtful accounts, allowance for deferred tax assets, uncertain tax position, incremental borrowing rates used in calculation of the operating lease right-of-use assets and operating lease liabilities and the estimated cost and the input measure method used in revenue recognition. Actual results could differ from those estimates, and as such, differences could be material to the combined and consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents. The Company considered highly liquid investments that were readily convertible to known amounts of cash and with original maturities from the date of purchase of three months or less to be cash equivalents. All cash and cash equivalents are unrestricted as to withdrawal and use.

Restricted cash represents the deposits held in designated bank accounts for security of the repayment of the notes payable. The Company has no restricted cash as of September 30, 2025, and December 31, 2024, respectively.

Accounts Receivable, net

Accounts receivables are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses” (“ASC 326”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and as needed, amounts are written-off when determined to be uncollectible. As of September 30, 2025, and December 31, 2024, no allowance for credit losses was recognized.

Inventory, net

Inventories primarily consist of new and pre-owned boats, including yachts, that are held for sale in the ordinary course of business. These inventories are acquired through two primary channels: (i) direct purchases from manufacturers and vendors, and (ii) trade-ins from customers as part of boat sales transactions. The inventory acquired through trade-ins is initially measured and recognized based on the estimated future selling price of the boat, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale.

Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. Parts and accessories are determined using methods which vary by subsidiary and include both the average cost method and first-in, first-out (“FIFO”). As of September 30, 2025, and December 31, 2024, the amount of parts and accessories was immaterial.

Property, plant and equipment, net

Property, plant and equipment (including construction in progress) are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated primarily based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets:

Useful Life
Building and improvements	39 years
Leasehold improvements	The shorter of useful life and lease term
Furniture and fixtures	5-10 years
Equipment	5-10 years
Vehicles	3-5 years

Construction in progress represents manufacturing facilities and equipment under construction and is stated at cost. The capitalization of these costs ceases when construction in progress is transferred to property, plant and equipment and substantially ready for its intended use. No depreciation is recorded for construction in progress.

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in the combined and consolidated statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expenses as incurred.

Intangible Asset

The Company’s intangible assets consist primarily of websites and related intellectual property acquired through an asset acquisition completed in April 2025. As described in Note 7, the total consideration for the acquisition was allocated entirely to intangible assets. Intangible assets acquired in an asset acquisition are initially recognized at cost, which is measured as the fair value of the consideration transferred.

Following initial recognition, intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses. Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives, which reflect the period over which the assets are expected to generate economic benefits. The Company reviews the amortization period and method at least annually and adjusts them prospectively if there are changes in expected useful life or the pattern of economic benefit consumption.

As of September 30, 2025, the Company’s intangible assets relate to a website and associated intellectual property acquired in April 2025, which are being amortized over a five-year period.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will affect the future use of the assets) indicate that the carrying amount may not be fully recoverable or that the useful life is shorter than the Company had originally estimated. When these events occur, the Company evaluates the impairment by comparing carrying value of the assets to an estimate of future undiscounted cash flows expected to be generated from the use of the assets and their eventual disposition. If the sum of the expected future undiscounted cash flows is less than the carrying value of the assets, the Company recognizes an impairment loss based on the excess of the carrying value of the assets over the fair value of the assets. When an impairment loss is recognized for assets to be held and used, the adjusted carrying amounts of those assets are depreciated over their remaining useful life. For the periods presented, we have not recorded any material impairment.

Goodwill

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In accordance with ASC 350, we test goodwill impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value we recognize an impairment loss in accordance with ASC 350. Based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform a quantitative goodwill impairment test.

The qualitative assessment requires us to make judgments and assumptions regarding macroeconomic and industry conditions, our financial performance, and other factors. We do not believe there is a reasonable likelihood that there will be a change in the judgments and assumptions used in our qualitative assessment which would result in a material effect on our operating results.

Sales Tax

The Company collects sales tax on all of the Company’s sales to non-exempt customers and remits the entire amount to the states that imposed the sales tax. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

Asset Acquisition

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Common stock, warrants and options issued as consideration in an asset acquisition are generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. The cost of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values.

Leases

The Company adopted ASU 2016-02 Leases (Topic 842) (“Topic 842”) issued by the FASB. The adoption of Topic 842 resulted in the presentation of operating lease right-of-use assets and operating lease liabilities on the combined and consolidated balance sheets.

The Company has assessed the following: (i) whether any expired or existing contracts are or contains a lease, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any expired or existing leases (i.e. whether those costs qualify for capitalization under ASU 2016-02). The Company also elected the short-term lease exemption for certain classes of underlying assets including office space, warehouses and equipment, with a lease term of 12 months or less.

The Company determines whether an arrangement is or contains a lease at inception. A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. All leases of the Company are currently classified as operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, current, and operating lease liability, non-current in the Company’s combined and consolidated balance sheets. Please refer to Note 13 for the disclosures regarding the Company’s method of adoption of ASC 842 and the impacts of adoption on its financial position, results of operations and cash flows.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. The operating lease ROU assets and lease liabilities are recognized at lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments. The operating lease ROU assets also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease. Renewal options are considered within the ROU assets and lease liabilities when it is reasonably certain that the Company will exercise that option. Lease expenses for lease payments are recognized on a straight-line basis over the lease term.

For operating leases with a term of one year or less, the Company has elected not to recognize a lease liability or ROU asset on its combined and consolidated balance sheets. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Short-term lease costs are immaterial to its combined and consolidated statements of operations and cash flows. The Company has operating lease agreements with insignificant non-lease components and has elected the practical expedient to combine and account for lease and non-lease components as a single lease component.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows. For the nine months ended September 30, 2025 and 2024, the Company did not have any impairment loss against its operating lease ROU assets.

Warranties

The Company provide limited product warranties, generally covering periods of ten years for the hull and the motors are under warranty by their manufacturer.

In addition, the Company provides a three-year limited fiberglass small parts warranty on some small fiberglass parts and components, such as consoles. Gelcoat is covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by OTHYS.), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that are not covered by our limited product warranties are separately warranted by their manufacturers or suppliers. These other warranties include warranties covering engines purchased from suppliers and other components.

Standard warranties require us or our dealers to repair or replace defective products during such warranty periods at no cost to the consumer. During the warranty period, we reimburse dealers for all or a portion of the cost of repair or replacement performed by the dealers on the products (mainly composed of parts or accessories provided by us and labor costs incurred by dealers). Although we employ quality control procedures, sometimes a product is distributed that needs repair or replacement. The repair and replacement cost we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products. There were no material product warranty repairs during the nine months ended September 30, 2025 and 2024.

Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the exchange price that would be received from an asset or paid to transfer a liability (as exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivables and other current assets, amounts due from/(to) related parties, accrued liabilities, and other current liabilities, approximate their fair values because of the short maturity of these instruments and market rates of interest.

ASC 825-10 requires certain disclosures regarding the fair value of financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 —	Quoted prices in active markets for identical assets and liabilities.

Level 2 —	Quoted prices in active markets for similar assets and liabilities, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, inventory, prepaid expenses, other current assets, account payables, accrued liabilities, current maturities of operating lease liabilities, current portion of income taxes payable, customer deposits, due to related parties, and floor plan notes payables approximate the fair value of the respective assets and liabilities as of September 30, 2025 and December 31, 2024 due to their short-term nature.

Revenue Recognition

The majority of our revenue is from contracts with customers for the sale of boats, yachts, and trailers. We recognize revenue from boat, yacht, and trailer sales upon transfer of control of the boat, yacht, or trailer to the customer, which is generally upon acceptance of the boat, yacht, and trailer by the customer and the satisfaction of our performance obligations. The transaction price is determined with the customer at the time of sale.

Boat, yacht, and trailer sales transactions often include both cash and non-cash consideration. Cash consideration is paid directly by the Company’s customers or by third-party financial institutions financing the Company’s customer transactions. Non-cash consideration is in the form of trade-in used boats. The Company assigns a value to trade-in assets by estimating a future selling price, which the Company estimates based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and non-cash consideration may be received prior to or after the Company’s performance obligation is satisfied. Any consideration received prior to the satisfaction of the Company’s performance obligation is recognized as deferred revenue. Revenue recognized associated with trade-ins solely relates to end-user boat purchasers and not to boat manufactures or other wholesalers. As of September 30, 2025, the Company held trade-in boats recorded as inventory with a total value of $8,660,789. For the nine months ended September 30, 2025, the Company recognized $5,177,999 in revenue from the sale of trade-in boats. As of September 30, 2024, the Company held trade-in boats recorded as inventory with a total value of $5,386,500. For the nine months then September 30, 2024, the Company recognized $6,160,900 in revenue from the sale of trade-in boats.

Revenue is recognized from the sale of products and commissions earned on new and pre-owned boats (including used, brokerage, consignment and wholesale) when ownership is transferred to the customer, which is generally upon acceptance or delivery to the customer. At the time of acceptance or delivery, the customer is able to direct the use of, and obtain substantially all of the benefits at such time.

Principal versus Agent Considerations:

We evaluate whether we are acting as a principal or an agent in each type of revenue transaction by assessing whether we control the specified goods or services before they are transferred to the customer, in accordance with ASC 606. We are the principal for sales of new, pre-owned, consignment, and wholesale boats, because we control the boat or yacht before transfer to the customer, bear the inventory risk, and have discretion in establishing prices. Accordingly, revenue from these transactions is recognized at the gross sales price.

For brokerage transactions, we act solely as an agent in arranging the sale of a boat between a seller and a buyer. In these transactions, we do not control the boat prior to transfer and do not bear the inventory risk. Therefore, we recognize revenue from brokerage transactions on a net basis, representing only the commission or fee earned. The transfer of control of the boat in brokerage transactions occurs directly between the seller and the buyer, and we do not obtain control at any point in the transaction.

We recognize customer deposits as revenue at the time of acceptance and the transfer of control to the customers. Total customer deposits of $2,350,219 recorded as of December 31, 2024 were recognized in revenue during the nine months ended September 30, 2025. Total customer deposits of $2,676,435 recorded as of December 31, 2023 were recognized in revenue during the fiscal year ended December 31, 2024.

We recognize deferred revenue from service operations, maintenance and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met.

Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We are acting as an agent in the transaction; therefore, the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the combined and consolidated financial statements for the nine months ended September 30, 2025.

We also finance our customers’ boat and yacht purchases. Interest income is recognized in profit or loss as it is incurred, based on the time for alienation of right to use capital and effective interest rates. Interest income includes the amortization of any discount or premium or differences between the initial carrying amount of an interest-bearing asset and its amount at maturity calculated using the effective interest rate. The interest-bearing assets related to these financing arrangements are recorded within ‘private label receivables’ in Note 4 of the Notes to Combined and Consolidated Financial Statements. The income should be recognized when the Company’s performance obligation in the contract is fulfilled, which refers the revenue is recognized when the customer obtains the control right of relevant goods or services. To obtain the right of control over related goods or services means to be able to dominate the use of such goods or the provision of such services and obtain almost all economic benefits therefrom.

Net revenue by category:

	For the nine months ended September 30,
	2025	2024
Pre-owned Boat Sales	68,560,931	59,071,383
New Boats Sales	11,561,882	7,671,174
Finance Income	1,858,754	2,164,555
Service, Parts & Other Sales	610,621	318,759
Total Combined and Consolidated Revenue	82,592,188	69,225,871

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses consist primarily of rent, insurance, utilities, and other customary operating expenses. All the costs are charged to operations when incurred. The Company recorded selling, general and administrative expenses of $1,441,248 and $1,053,275 for the nine months ended September 30, 2025 and 2024, respectively.

Advertising and Marketing Costs

Advertising and marketing costs include costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and boat shows. The Company recorded advertising and marketing expenses of $597,506 and $314,081 for the nine months ended September 30, 2025 and 2024, respectively.

Income Taxes

OTHYS, Boat Center and Azure had elected to be taxed as a Partnership under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to OTHYS, Boat Center, and Azure partners. Accordingly, no provision for federal income tax was required. As of the date of the completion of the Reorganization, OTH will effectively become the partner of OTHYS, Boat Center, and Azure, which changes the level of taxation from the partners to OTH.

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the combined and consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period including the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The provisions of ASC 740-10-25, “Accounting for Uncertainty in Income Taxes,” prescribe a more-likely-than-not threshold for combined and consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. This interpretation also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and related disclosures.

Penalties and interest related to underpayment of income tax are classified as income tax expense in the period incurred.

The Company believes there were no uncertain tax positions as of September 30, 2025 and December 31, 2024, respectively. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings Per Share

The Company computes earnings/(net loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS are computed by dividing income available to ordinary shareholders of the Company by the weighted average ordinary shares outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised and converted into ordinary shares. For the nine months ended September 30, 2025, and 2024, there were no dilutive shares.

Segment Reporting

The Company operates as two segments: dealerships and financing services. The Company operates separate lines of business. Accordingly, the Company has separately reportable segments. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, provides warranty sales, and offers slip and storage accommodations in certain locations. The financing service segment engages in providing financing products to individuals for marine, aviation and recreational vehicle purchases. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) Jason Ruegg, our CEO to assess performance and allocate resources. All of the Company’s assets are located in the U.S.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that liability has been incurred, and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s combined and consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Subsequent event

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the combined and consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the combined and consolidated financial statements are presented.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to combined and consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the combined and consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our combined and consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this guidance on our combined and consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 18, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

NOTE 3. INVENTORY

Inventories consisted of the following:

	September 30, 2025	December 31, 2024
New boats	2,637,447	3,430,612
Used boats	21,354,978	19,162,810
Trailers	23,558	-
Total Inventory	24,015,983	22,593,422

NOTE 4. PRIVATE LABEL RECEIVABLES

Receivables in this portfolio include products offered to individuals and businesses that finance the acquisition of boats and yachts from the Company for personal or commercial use. Retail financing includes retail installment contracts for new and used boats and yachts with retail customers.

Finance receivables are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses.

Finance receivables are accounted for as held for investment (“HFI”) if the Company has the intent and ability to hold the receivables for the foreseeable future or until maturity or payoff. The determination of intent and ability to hold for the foreseeable future is highly judgmental and requires the Company to make good faith estimates based on all information available at the time of origination or purchase. If the Company does not have the intent and ability to hold the receivables, then the receivables are classified as held for sale (“HFS”).

Finance receivables classified as HFI are recorded at the time of origination or purchase at fair value and are subsequently reported at amortized cost, net of any allowance for credit losses. Cash flows from finance receivables, excluding wholesale and other receivables, that were originally classified as HFI are recorded as an investing activity since GAAP requires the statement of cash flows presentation to be based on the original classification of the receivables. Cash flows from wholesale and other receivables are recorded as an operating activity.

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly. As of September 30, 2025 and December 31, 2024, no allowance for credit losses was recognized. The Company had no non-performing loans as of September 30, 2025 and December 31, 2024 and all loans were current.

The private label consisted of the following as of September 30, 2025, and December 31, 2024:

Borrower	December 31, 2024
Greenberg	190,492
Subtotal	190,492
Allowance for credit losses	-
Total Private label receivables, net	$190,492

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Leasehold improvement	794,379	661,556
Buildings	63,600	63,600
Furniture and Fixtures	112,770	62,233
Equipment	178,665	146,282
Vehicles	149,983	149,983
Less: accumulated depreciation	(801,241)	(621,945)
Property, plant and equipment, net	$498,156	$461,709

During the nine months ended September 30, 2025 and 2024, the Company incurred depreciation expense of $210,372 and $206,787, respectively.

NOTE 6. GOODWILL

Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business acquisition that are not individually identified and separately recognized.

On July 22, 2022, the owners of Boat Center, Inc. and the Company entered into a stock purchase agreement pursuant to which the Company paid $570,000 to purchase 100% of Boat Center, Inc issued and outstanding stocks. The purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. Recording these intangible assets would not be material. The entire excess purchase price has been recorded to goodwill.

NOTE 7. INTANGIBLE ASSETS

On April 25, 2025, the Company entered into a Stock Purchase Agreement with the shareholders of Boats and Buyers, Inc. (the “Acquiree”), pursuant to which the Company acquired 100% of the issued and outstanding shares of the Acquiree, including all related websites (including www.boatscollective.com) and intellectual property assets. The total consideration for the acquisition was $500,000, consisting of $150,000 in cash and 100,000 shares of the Company’s common stock valued at $3.50 per share. Refer to Note 19 for a discussion of a contingent repurchase obligation related to these shares.

The transaction has been accounted for as an asset acquisition. As substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets—specifically, website and related intellectual property — the purchase price was allocated to intangible assets. As a result, an intangible asset of $500,000 was recognized.

Intangible assets consisted of the following at each balance sheet date:

	Estimated Useful Life (years)	September 30, 2025
Website and intellectual property	5	$500,000
Accumulated amortization		(43,889)
Net book value		$456,111

Amortization of the intangible asset during the nine months ended September 30, 2025 and 2024, was $43,889 and nil respectively.

The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2025	$24,444
2026	100,000
2027	100,000
2028	100,000
2029	100,000
2030	31,667
Total Intangible Asset Amortization	$456,111

NOTE 8. DEFERRED COMPENSATION PLAN

During 2021, the Company established a nonqualified deferred compensation plan under Section 409(a) of the Internal Revenue Code for eligible senior staff of the Company, to which the Company makes contributions. Benefits are earned over a 15-year cliff vesting period, which the Company ratably recognizes as expense over the vesting period. During the year ended December 31, 2021, the Company contributed $100,000 to the Plan, which is recorded in other assets in the accompanying combined and consolidated balance sheets for the years ended December 31, 2024 and 2023, net of accumulated vested earnings of $13,333 and $13,333. Assets designated for this plan consist of mutual funds and exchange traded funds. The plan was cancelled in March 2024.

During 2021, the Company purchased company owned life insurance contracts on certain employees that are key members of the management team and are important to the success of the Company. These policies had a death benefit of $4,590,214 with the Company as the sole beneficiary and a cash value of life insurance of $12,390 as of December 31, 2023. The cash value of the company owned life insurance policy is shown in other asses in the accompanying combined and consolidated balance sheets, and the gain (loss) on cash value is shown in other income in the accompanying combined and consolidated income statements. The plan was cancelled in March 2024.

NOTE 9. ACCOUNTS PAYABLE

As of September 30, 2025 and December 31, 2024 the Company recorded accounts payable of $627,237 and $962,725, respectively.

Accounts payable consisted of the following as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Accounts Payable	261,363	467,066
Credit Card Payable	365,874	495,659
Total	$627,237	$962,725

NOTE 10. NOTES PAYABLE – FLOOR PLAN

The Company has a floor plan agreement with Red Oak Inventory Finance (“the Lender”), which has a stated total limit of $25,000,000 for new and used marine inventory. From time to time, total borrowings exceed stated limits due to the timing of floor plan draws for inventory shipments. These agreements are collateralized by new and used boat inventory. The agreement bears interest at a rate of SOFR plus basis points depending on whether a boat is new or used and the term period for held inventory. The maximum interest rates for new and used marine inventory held longer than 541 days or 541 days, respectively, is SOFR plus 8.85% or LIBOR plus 9.10%. The floor plan amounts outstanding at September 30, 2025 and December 31, 2024, respectively, were $23,478,756 and $20,444,604.

The Company has a floor plan agreement with LAVICTOIRE Finance (“the Lender”), which has a stated total limit of $3,250,000. The advances under this agreement are subject to the lender’s discretion and are limited to 70% of the lower wholesale price of each item based on approved valuation sources. The agreement is collateralized by used boat inventory, with the lender retaining a security interest until repayment. The agreement bears interest at a rate of 1 Month CME Term SOFR plus 4.75%, with a minimum floor rate of 4.75% per annum. Principal repayment is required on the earlier of 360 days from the advance date or the sale of the financed inventory. The floor plan amounts outstanding at September 30, 2025 and December 31, 2024, respectively, were nil and $150,913.

The total floor plan notes payable outstanding as of September 30, 2025 and December 31, 2024 were $23,478,756 and $20,595,517, respectively. There are no required principal payments in the remainder of 2025 as a result of the loan being 360 days from the advance date.

NOTE 11. LINE OF CREDIT

During 2018, the Company entered into a line of credit agreement with BB&T. The stated maximum line of credit amount under the line of credit agreement is $300,000. Outstanding advances under the line of credit note amounted to $292,440 as of December 31, 2023. The line of credit notes bears interest at a rate of 6.50% annually. The line is secured by certain assets of the Company. The line of credit matured on August 21, 2024. As of September 30, 2025, there are no outstanding advances under the line of credit.

During 2021, the Company entered into a line of credit agreement with First Carolina Bank. The stated maximum line of credit amount under the line of credit agreement is $1,300,000 and the maturity date is October 15, 2023. On October 11, 2023, the Company entered into a modification agreement with First Carolina Bank to extend the maturity to October 15, 2024 and credit limit to $3,000,000. The line of credit bearded interest rate of 8.50% annually. The outstanding balance became payable on demand by First Carolina Bank. The total outstanding as of September 30, 2025 and December 31, 2024 were $2,842,682 and $2,833,400, respectively.

NOTE 12. LOAN PAYABLES

	September 30, 2025	December 31, 2024

Payable to Northpoint Commercial Finance LLC. bearing interest on the outstanding principal amount of the Working Capital Loan at a rate equal to the Benchmark Rate plus six percent (5.50%) per annum. The total advance is $400,000 which was deposited to the Company in December 2022. The Company will pay principal on the Working Capital Loan in 36 monthly payments of $6,500 each on the 15th of each such month. On the 15th day of the 37th calendar month, the outstanding principal amount shall be due and payable-in-full.	185,500	244,000

Payable to Wells Fargo bearing interest at 3.99%. Requires monthly principal and interest payment. The original loan amount is $26,666 with terms of 84 months starting from November 21, 2021.	10,144	12,997

Payable to GMC Financial, secured by a Company vehicle. Monthly payments of principal and interest totalling $425 are due on the 19th of each month. Interest accrues at a rate of 3.09% annually. Loan matures in November 2026.	2,716	6,685

Payable to Land Rover Financial Group, secured by a Company vehicle. Monthly interest payments are due at the beginning of each month. Interest accrues at a rate of 8.59% annually. Loan matures in July 2029.	88,885	103,081

Total loan payables	287,245	366,763
Current portion of loan payables	(219,321)	(137,468)
Non-current loan payables	$67,924	$229,295

The future principal amount of loan payments to be paid by year were as follows:

Amount
2025	$194,548
2026	32,549
2027 and thereafter	60,148
Total	$287,245

NOTE 13. LEASE

The balances for the operating leases where the Company is the lessee are presented within the balance sheets as follows:

	As of	As of
Operating leases	September 30, 2025	December 31, 2024

Right of use-assets	$1,868,839	$1,505,986

Lease liability-current	491,945	382,731
Lease liability-non-current	1,401,170	1,136,624
Total operating lease liabilities	$1,893,115	$1,519,355

Weighted average remaining lease term (in years)	4.29	4.25
Weighted average discount rate (%)	6.50%	6.50%

The components of lease expenses for the nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended September 30,
	2025	2024
Operating lease cost	$376,365	$157,447
Cost of other leases with period less than one year and variable lease costs	219,885	156,067

	$596,250	$313,514

The components of lease expenses for the nine months ended September 30, 2025 and 2024 were operating lease cost of $376,365 and $157,447, respectively.

Supplemental cash flow information related to leases for the nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended September 30,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$596,250	$313,514
Supplemental noncash information:
Right-of-use assets obtained in exchange for lease obligation:	$720,783	$1,498,815

As of September 30, 2025, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

For the nine months ending September 30, 2025	Operating Lease
2025	$127,665
2026	512,867
2027 and thereafter	1,305,024
Total lease payments	1,945,556
Less: Imputed interest	(52,441)
Present value of lease liabilities	$1,893,115
Less: current portion	(491,945)
Lease obligations, noncurrent	1,401,170

As of December 31, 2024, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

For the year ending December 31, 2024	Operating Lease
2025	$401,998
2026	346,352
2027 and thereafter	817,213
Total lease payments	1,565,563
Less: Imputed interest	(46,208)
Present value of lease liabilities	$1,519,355
Less: current portion	(382,731)
Lease obligations, noncurrent	1,136,624

NOTE 14. CUSTOMER DEPOSITS

We recognize customer deposits as revenue at the time of acceptance and the transfer of control to the customers. Total customer deposits of $2,350,219 recorded as of December 31, 2024 were recognized in revenue during the nine months ended September 30, 2025. Total customer deposits of $2,676,435 recorded as of December 31, 2023 were recognized in revenue during the fiscal year ended December 31, 2024.

The movement in customer deposits is as follows:

	September 30, 2025	December 31, 2024
Balance at beginning period	$2,350,219	2,676,435
Decrease in contract liabilities as a result of recognizing revenue during the year was included in the contract liabilities at the beginning of the year	(19,743,800)	(17,771,105)
Increase in contract liabilities as a result of billings in advance of performance obligation under contracts	19,313,614	17,444,889
Refunded to the customers	(238,500)	-
Balance at the end of the period	$1,690,533	2,350,219

NOTE 15. RELATED PARTIES TRANSACTIONS

The principal related parties with which the Company had transactions for the nine months ended September 30, 2025 and the years ended December 31, 2024 presented are as follows:

a)	Related Parties –

Name	Relationship with the Company
Tom Ruegg	Family of the Shareholder
Dan Ruegg and Diane Ruegg	Family of the Shareholder
Ruegg Capital Group	Affiliates of the Company
OTH Service NC, LLC	Affiliates of the Company

b)	Amounts due to related parties

	September 30, 2025	December 31, 2024
Dan Ruegg and Diane Ruegg (1)	1,050,677	1,054,179
Tom Ruegg (2)	271,338	358,992
Ruegg Capital Group (3)	-	9,369
Total	$1,322,015	$1,422,540

(1)	This loan was jointly provided by Mr. Dan Ruegg and his spouse, Mrs. Diane Ruegg to support the Company’s daily operational needs. Pursuant to the agreement, Dan and Diane Ruegg agreed to loan the Company up to $1 million as an investment in Off the Hook Yacht Sales NC, LLC. The loan is unsecured, bears interest at an annual rate of 7.00%, and has no maturity date.
(2)	This operating loan was obtained from Mr. Tom Ruegg on February 3, 2023, with a principal amount of $500,000 and a fixed annual interest rate of 7.00%. Interest is accrued and will be paid together with the principal upon repayment. The loan will mature on July 1, 2027.
(3)	The Company borrowed funds from related parties for working capital purpose. The interest rate is 0%. The Company used the stated rate of 7.50% as imputed interest rate. These working capital advances are payable on demand. As of September 30, 2025 and December 31, 2024, these working capital advances amounted to nil and $9,369, are reflected as related party loans on the accompanying balance sheets. During the nine months ended September 30, 2025 and 2024, in connection with these related party loans, the Company imputed interest of nil and $10,688, respectively, and recorded interest expense and an increase in additional paid-in capital.

c)	Amounts due from related parties

Amounts due from related parties consisted of the following for the periods indicated:

	September 30, 2025	December 31, 2024
OTH Service NC, LLC	-	11,313
Total	$-	$11,313

d)	Related party transactions

Member Distribution

The Company’s member distribution for the nine months ended September 30, 2025, and 2024, was $2,354,874 and $835,111, respectively.

NOTE 16. INCOME TAXES

OTHYS (a Limited liability company (“LLC”) since inception), Boat Center (an LLC since inception) and Azure (an LLC since inception) had elected to be taxed as a partnership under the provisions of the Internal Revenue Code (the “Code”). Under this Code, OTHYS, Boat Center and Azure does not pay federal corporate income taxes on its taxable income. Instead, the member is liable for individual federal income taxes on the Operating Entity’s taxable income. Therefore, no provision or liability for federal income taxes has been included in the accompanying financial statements.

OTH incorporated on January 3, 2025 and taxed as C corporation under the Code. AYG was incorporated in the State of Florida on August 8, 2025 and taxed as C corporation under the Code. There was no income tax liability as of September 30, 2025 and December 31, 2024. OTH and AYG are subject to both U.S. federal and state income tax in certain jurisdictions.

The income tax provision for the nine months ended September 30, 2025 and 2024 consisted of the following:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Computed “Expected” Income Taxes	21,682	203,094
Non C-Corporation (Income)	(21,682)	(203,094)
Entity Level State Income Tax on LLC Income	-	-
Computed “Expected” Income Taxes	-	-

Deferred tax assets have been fully reserved by a valuation allowance since it is more likely than not that such tax benefits will not be realized.

As of
September 30, 2025
Deferred tax assets:
Net Operation loss	$11,557
Less: valuation allowance	(11,557)
Total deferred tax assets	-
Deferred tax assets, net	$-

The following table summarizes the Company’s effective tax rate:

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Statutory tax rate
Federal	21.00%	-
State and local taxes (net of federal tax benefit)	5.50%	-
Deferred taxes	(26.50)%	-
Others	-	-
Effective tax rate	0.00%	0.00%

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of September 30, 2025 and December 31, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income taxes for the nine months ended September 30, 2025 and 2024. The Company also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from September 30, 2025.

NOTE 17. SHAREHOLDERS’ EQUITY

Common stock

On January 3, 2025, Off the Hook YS Inc. was incorporated in Neveda and became the holding company pursuant to the Reorganization described in Note 1. The total authorized shares of common stock were 100,000,000 shares, each common stock is entitled to one vote.

Each common stock has $0.001 par value. As of September 30, 2025 and December 31, 2024, the Company had 20,000,000 shares of common stock issued and outstanding.

Preferred Stock

The Company authorized 100,000 shares of blank check preferred stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of our Common Stock. There are no shares of preferred stock designated or outstanding as of September 30, 2025, and December 31, 2024.

Member Distribution

The Company’s member distribution for the nine months ended September 30, 2025 and 2024, was $2,354,874 and $835,111, respectively.

NOTE 18. SEGMENT INFORMATION

The company operates primarily in two distinct business segments: Dealerships and Financial Services.

Dealerships: Specializing in the buying, selling, and wholesaling of yachts and boats. Having a boat dealership created to run Yellow Fin sales in Miami.

Financial Services: A recreational loan broker and lender providing financing solutions for individuals, dealerships, and brokerages.

The Company’s segment profit or loss is measured using gross profit, which is the primary performance metric utilized by management to evaluate the financial results of each reportable segment and to make decisions regarding resource allocation. Although gross profit is reviewed by management for operational analysis, operating income (loss) is the primary measure used by the CODM for segment performance assessment and resource allocation. For segment reporting purposes, gross profit is calculated as the difference between segment revenue and the direct costs associated with specific projects or contracts. These direct costs include materials, labor, subcontractors, and other project-specific expenses directly attributable to the construction activities of each segment.

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others. The CODM of the Company is Jason Ruegg, CEO. The Company’s segment disclosures are presented in accordance with the guidance set forth in ASC 280, Segment reporting. Specifically, the disclosures comply with the requirements outlined in ASC 280-10-50-22 through 50-26, which mandate that an entity disclose certain information about its operating segments to enable users of the financial statements to understand the financial performance of different parts of the business.

In accordance with ASC 280-10-50-22, the Company discloses financial information for each reportable segment, including revenue, operating profit or loss, and other significant items that are used by the chief operating decision maker (CODM) in assessing the performance and making decisions about the allocation of resources. The Company identifies its reportable segments based on the internal management structure, and all relevant information is disclosed in the segment footnote as required.

In accordance with ASC 280-10-50-29, the disclosures also adhere to the requirements of which mandate that the financial information provided for each segment should include items such as capital expenditures, depreciation, and amortization, when appropriate. The disclosures reflect the performance and financial position of each segment, and a reconciliation of segment totals to the overall combined and consolidated financial results, including total segment profit or loss and other significant disclosures.

The Company’s segment disclosures are presented in accordance with the requirements set forth in ASC 280-10-50-30(b) and (c), which specify the need to disclose the total of reportable segments’ profit or loss, as well as the basis of measurement used to determine the segment results.

In accordance with ASC 280-10-50-30(b), the Company provides the total of profit or loss for all reportable segments, which reflects the combined and consolidated operating results for each reportable segment included in the financial statements. The total segment profit or loss represents the aggregation of segment results before the allocation of corporate expenses and certain other items not attributable to specific segments.

As required by ASC 280-10-50-30(c), the Company has also disclosed the basis of measurement for segment profit or loss. The measure used to assess segment performance and allocate resources is operating income (or loss), which includes revenues, cost of sales, and directly attributable operating expenses for each segment. The operating income (or loss) for each reportable segment is reviewed by the Company’s chief operating decision maker (CODM) and serves as the primary performance metric used in resource allocation and operational decision-making.

Segment information is as follows:

	For the nine months ended September 30, 2025
	Dealerships	Financial Services	Combined and consolidated
Revenues	80,733,434	1,858,754	82,592,188
Cost of revenues	73,459,661	759,317	74,218,978
Gross profit	7,273,773	1,099,437	8,373,210
Operating expenses
Depreciation and amortization	210,201	171	210,372
Selling, general and administrative	1,353,871	87,377	1,441,248
Advertising and marketing	522,375	75,131	597,506
Professional services	140,192	30,180	170,372
Salaries and wages	2,403,647	710,317	3,113,964
Rent expenses	533,872	62,378	596,250
Total operating expenses	5,164,158	965,554	6,129,712
Operating income	2,109,615	133,883	2,243,498
Other income (expenses)			-
Interest expense, net	(1,612,887)	(3,985)	(1,616,872)
Other income (expense)	143,889	6,434	150,323
Total other (expense)	(1,468,998)	2,449	(1,466,549)
Net Income	$640,617	$136,332	$776,949

	For the nine months ended September 30, 2024
	Dealerships	Financial Services	Combined and consolidated
Revenues	67,061,316	2,164,555	69,225,871
Cost of revenues	61,437,517	858,739	62,296,256
Gross profit	5,623,799	1,305,816	6,929,615
Operating expenses
Depreciation and amortization	200,788	5,999	206,787
Selling, general and administrative	941,018	112,257	1,053,275
Advertising and marketing	227,219	86,862	314,081
Professional services	285,869	2,506	288,375
Salaries and wages	1,454,145	693,998	2,148,143
Rent expenses	249,284	64,230	313,514
Total operating expenses	3,358,323	965,852	4,324,175
Operating income	2,265,476	339,964	2,605,440
Other income (expenses)
Interest expense, net	(1,126,477)	(79,161)	(1,205,638)
Other income (expense)	263,923	8,749	272,672
Total other (expense)	(862,554)	(70,412)	(932,966)
Net Income	$1,402,922	$269,552	$1,672,474

The total assets for each segment are presented in accordance with segment reporting requirements of ASC 280-10, which requires the disclosure of total assets for each reportable segment.

	As of September 30, 2025
	Dealerships	Financial Services	Combined and consolidated
ASSETS
Cash and cash equivalents	$1,682,812	$584,752	2,267,564
Accounts receivable, net	218,483	25,917	244,400
Inventory	23,990,133	25,850	24,015,983
Prepaid expense	2,203,600	77,747	2,281,347
Other current assets	293,750	74,367	368,117
Property, plant and equipment, net	496,276	1,880	498,156
Other receivable	43,366	-	43,366
Intangible assets	456,111	-	456,111
Right-of-use assets	1,868,839	-	1,868,839
Goodwill	570,000	-	570,000
TOTAL ASSETS	$31,823,370	$790,513	$32,613,883

	As of December 31, 2024
	Dealerships	Financial Services	Combined and consolidated
ASSETS
Cash and cash equivalents	$2,714,469	$212,657	2,927,126
Accounts receivable, net	59,644	44,673	104,317
Inventory	22,593,422	-	22,593,422
Prepaid expense	2,337,100	51,682	2,388,782
Prepaid expense - related party	-	-	-
Private label receivable	-	190,492	190,492
Other current assets	542,856	297,545	840,401
Property, plant and equipment, net	459,658	2,051	461,709
Other receivable	42,192	-	42,192
Due from related party	11,313	-	11,313
Right-of-use assets	1,450,367	55,619	1,505,986
Goodwill	570,000	-	570,000
TOTAL ASSETS	$30,781,021	$854,719	$31,635,740

NOTE 19. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2025 and December 31, 2024, the Company did not have any significant capital and other commitments.

Contingencies

Contingent Liability – Share Repurchase Obligation

In connection with the acquisition of Boats and Buyers, Inc. (see Note 7), the Company issued 100,000 shares of its common stock to the Sellers. Pursuant to the Stock Purchase Agreement, if the Company does not complete its initial public offering by November 30, 2025, the Sellers have the right to require the Company to repurchase all 100,000 shares at a price of $3.50 per share. As of September 30, 2025, a contingent liability of $350,000 has been recorded in connection with this repurchase right.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

The Company purchases substantially all of its new boats from Nortec and Yellowfin at the prevailing prices charged by the boat manufacturer to all franchise dealers. The Company’s sales volume could be adversely impacted by Nortec’s to supply it with an adequate supply of popular models due to unforeseen circumstances or as a result of an unfavorable allocation of boats by the manufacturer.

The Company’s facilities are subject to federal, state and local provisions regulating discharge of materials into the environment. Compliance with these provisions has not had, nor does the Company expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition or competitive position of the Company. Management believes that its current practices and procedures for the control and disposition of such materials comply with the applicable federal and state requirements. The Company is subject to legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome arising out of any such matters will have a material adverse effect on its financial position, cash flows or results of operations on an individual basis or in the aggregate. As of September 30, 2025 and December 31, 2024, the Company is not a party to any material legal or administrative proceedings.

NOTE 20. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the combined and consolidated financial statements are available to be issued. Other than the material subsequent events disclosed above in the notes to financial statements, no other material subsequent events that required recognition or additional disclosure in the combined and consolidated financial statements are presented.

Shareholder Transaction – Amended SPA

On July 3rd, 2025, the shareholders of Off The Hook YS Inc. (the “OTH Owners”) entered into an Amended and Restated Agreement for the Purchase and Sale of Capital Stock (the “Amended SPA”) with Off The Hook Acquisition Corp., a Florida corporation (“OTH FL”). Pursuant to the Amended SPA, the OTH Owners agreed to sell and transfer to OTH FL 25% of the issued and outstanding common stock of Off The Hook YS Inc. (the “Transferred Securities”) for total consideration of $3.0 million, payable as follows:

●	$600,000 in cash as a non-refundable deposit upon the execution of the Amended SPA; and
●	$2.4 million payable at the closing, which is conditioned upon, among other things, the effectiveness of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission.

After the consummation of the consolidation of the OTH Companies and the transaction contemplated under the Amended SPA, but before the closing of this offering, the OTH Owners will collectively hold 75% of the issued and outstanding shares of the Company, and OTH FL will hold 25%.

As this transaction does not result in a change of control of the Company, it has no impact on the Company’s combined and consolidated financial statements.

Initial Public Offering

On November 13, 2025, the Company consummated its initial public offering (“IPO”) of 3,750,000 ordinary shares, par value $0.001 per share, at a public offering price of $4.00 per share, generating gross proceeds to the Company of $15 million before deducting underwriting discounts and offering expenses. The Company’s Registration Statement on Form S-1 (File No. 333-288551) for the IPO, originally filed with the U.S. Securities and Exchange Commission on July 7, 2025, as amended, was declared effective by the Commission on October 30, 2025. Pursuant to the Underwriting Agreement, as partial compensation for their services, the Company issued to the underwriters on the closing date of the Offering (the “Closing Date”), warrants (the “Underwriter Warrants”) to purchase an aggregate of 187,500 shares of our common stock, representing 5% of the shares issued on the Closing Date.

Item 2. Management’s discussion and analysis of financial condition and results of operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read together with the MD&A presented in the Registration Statement on Form S-1 for the year ended December 31, 2024 (the “Annual Report”) and the unaudited condensed combined and consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”), which include additional information about our accounting policies, practices and the transactions underlying our financial results.

Overview and Business Trends

We are a premier yacht and boat dealership specializing in the buying, selling, and wholesaling of yachts and boats.  As one of the largest boat wholesalers in the industry, OTHYS has become a nationally recognized leader in the marine industry, offering a comprehensive suite of services that spans the entire boat value chain from purchasing, financing, servicing, to selling, disposing, asset recovery, and repossession of boats. The Company has nine physical locations strategically located across the United States and with brokers operating nationwide, that the Company believes that it provides unparalleled reach and accessibility to clients around the country, and believes that it is the largest used boat buyer and seller in the United States.

The Company owned Autograph Yacht Group, located in Jupiter, Florida, and its approximately 45 brokers, positioned throughout the United States, specialize in navigating the pre-owned regional markets while maintaining a client-focused approach.  By leveraging its nationwide broker network, advanced CRM technology, and synergistic portfolio of entities, the Company delivers exceptional value to clients.

Our research indicates that buyers are taking a more deliberate, research-driven approach, engagement remains strong as consumers recognize the lasting value of pre-owned boats compared to new models.  We believe that we are ideally suited to servicing this pre-owned boating market with our digital tools and virtual sales platforms that empower smoother connections between buyers and sellers, streamlining the experience and expanding reach of opportunities.  As the price maker in our markets, we can respond to changes in pre-owned boat pricing, and we are able to quickly capitalize on the changing market conditions, providing for consistency and predictability in our margins.  Our investment in innovative technology and customer engagement tools allows us to connect with new audiences, nurture relationships, and deliver an exceptional ownership experience that builds long-term loyalty.

In addition to our company owned websites, Boatsandbuyers.com and Webuyboats.com provide boat auction and lead generation services.Www.webuyboats.com, our proprietary lead-generation platform, serves as a national pipeline for high-quality pre-owned boat inventory. The site attracts private sellers and dealers looking to quickly liquidate trade-in boats and pre-owned vessels. These leads directly fuel the Company’s wholesale and brokerage operations, supporting our high volume, showroom-free model. Www.boatsandbuyers.com is an auction platform that allows people to access a national audience of potential boat buyers and create seven day auctions on a no-reserve or fair reserve listing and sell the boat without negotiating or commissions. It allows buyers to create alerts for boats they are looking for and instantly make an offer without negotiating.

Looking ahead, our strong market presence and forward thinking approach, our company stands ready to lead the way in shaping the future of the pre-owned boating in 2026 and beyond.

Results of operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenue

Revenue decreased by $1,859,853, or (7.19) %, to $24,005,345 for the three months ended September 30, 2025, from $25,865,198 for the three months ended September 30, 2024. The revenue decrease is attributed to several large deals slipping into the next period, resulting in this revenue being recognized in the 4th quarter. We sold 38 more boats in the third quarter of 2025 selling 112 in the third quarter of 2025 versus 74 boats in the same period of 2024. Overall sales pipeline and customer demand remain strong and we believe sales can to continue to grow at a higher rate going forward do to an increased broker pool and a larger amount of capital to grow our floor plan and increase the number of boats we can transact.

Boat Sales

Revenue from boat sales decreased by $1,809,643, or (7.18)%, to $23,392,096 for the three months ended September 30, 2025, from $25,201,739 for the three months ended September 30, 2024. Despite a slight decrease in boat revenues, we are still seeing strong demand and expect this to be reflected in our 4th-quarter revenues.

Finance Income – Azure

Revenue from arranging financing products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies, was $613,249 for the three months ended September 30, 2025, versus $663,460 for the three months ended September 30, 2024. Over 85% of these loans come from non-OTHYS brakers and dealers reflecting an overall slowness in the boat business overall. This represents an opportunity for OTHYS to increase the attachment rate of Azure with our boat sales and thereby growing the business internally.

Gross Profit

Gross profit of $3,029,799 for the three months ended September 30, 2025, compared to $2,901,975 for the three months ended September 30, 2024, an increase of $127,824. Our gross profit as a percentage of sales increased modestly. This can be attributed to management’s efforts to monitor overhead and direct expenses associated with our inventory consistently.

Boat sales Gross Profit

Boat sale gross profit of $2,663,122 for the three months ended September 30, 2025, compared to $2,451,958 for the three months ended September 30, 2024, an increase of $211,164. Our margin improvements are attributable to our purchasing team’s skillful buying decisions for our used-boat inventory.

Finance Related – Azure

Finance related gross profit of $366,677 for the three months ended September 30, 2025, compares with $450,017 for the three months ended September 30, 2024.

Selling, General and Administrative Expenses

SG&A expenses were $617,396 for the three months ended September 30, 2025, compared to $360,780 for the three months ended September 30, 2024. The increase in SG&A was primarily attributable to $34,000 of financing fees related to the Floor Plan Notes Payable, and an increase of $46,000 related to insurance expenses.

Advertising and Marketing

Advertising and marketing expenses were $220,851 for the three months ended September 30, 2025, compared to $95,202 for the three months ended September 30, 2024. The increase in Advertising and Marketing expenses was primarily attributable to an increase in attendance and sponsorship of local boat shows in key markets for the Company.

Salaries and Wages

Salaries and wages expenses were $1,513,401 for the three months ended September 30, 2025, compared to $941,514 for the three months ended September 30, 2024. The increase in Salaries and wages was due to additional administrative hires and consultant services as a result of the IPO.

Interest Expense – Floor Plan

Interest expense – floor plan increased $151,030, or 56.03%, to $420,568 for the three months ended September 30, 2025, compared to $269,538 for the three months ended September 30, 2024.

Interest Expense – Other

The decrease in interest expense – other of $54,951 (40.78%), to $79,792 for the three months ended September 30, 2025, compared to $134,743 for the three months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization expense increased $18,402, or 26.76%, to $87,162 for the three months ended September 30, 2025, compared to $68,760 for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenue

Overall, revenue of $82,592,188 for the nine months ended September 30, 2025, increased by $13,366,317 or 19.31% from $69,225,871 for the nine months ended September 30, 2024. The revenue increase is primarily due to an increase in new and pre-owned boat sales.

Boat Sales

Revenue from boat sales of $80,733,434 for the nine months ended September 30, 2025, increased by $13,672,118, or 20.39%, versus $67,061,316 for the nine months ended September 30, 2024. The revenue increase is primarily attributed to our increased utilization of our floor plan financing facility.

Finance Income – Azure

Revenue from arranging financing products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies decreased by $305,801, or (14.13)%, to $1,858,754 for the nine months ended September 30, 2025, from $2,164,555 for the nine months ended September 30, 2024.

Gross Profit

Gross profit of $8,373,210 for the nine months ended September 30, 2025, increased by $1,443,595, or 20.83%, to $6,929,615 for the nine months ended September 30, 2024. This increase was primarily driven by our increase in overall sales revenue, specifically our used boat segment. Our gross profit as a percentage of sales increased modestly.

Boat sales Gross Profit

Boat sale gross profit of $7,273,773 for the nine months ended September 30, 2025, increased by $1,649,974, or 29.34%, compared to $5,623,799 for the nine months ended September 30, 2024.

Finance Related – Azure

Finance related gross profit of $1,099,437 for the nine months ended September 30, 2025, decreased by $206,377, or (15.80)% to $1,305,816 for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

SG&A expenses were $1,441,248 for the nine months ended September 30, 2025, compared to $1,053,374 for the nine months ended September 30, 2024. The increase in SG&A was primarily attributable to $149,000 of financing fees related to the Floor Plan Notes Payable, an increase of $40,000 of bank charges and fees and an increase of $56,000 in documentation and titling fees related to increased activity.

Advertising and Marketing

Advertising and marketing expenses were $597,506 for the nine months ended September 30, 2025, compared to $314,081 for the nine months ended September 30, 2024. The increase in Advertising and Marketing expenses was primarily attributable to an increase in attendance and sponsorship of local boat shows in key markets for the Company.

Salaries and Wages

Salaries and wage expenses were $3,113,964 for the nine months ended September 30, 2025 compared to $2,148,143 for the nine months ended September 30, 2024. The increase in Salaries and wages was due to additional administrative hires and consultant services as a result of the IPO and an increase in Brokerage expenses which increased revenue.

Interest Expense – Floor Plan

Interest expense – floor plan increased $661,000, or 93.96%, to $1,364,519 for the nine months ended September 30, 2025, compared to $703,519 for the nine months ended September 30, 2024.

Interest Expense – Other

The decrease in interest expense – other of $249,766, or (49.74%), to $252,353 for the nine months ended September 30, 2025, compared to $502,119 for the nine months ended September 30, 2024.

Depreciation and Amortization

Depreciation and amortization expense increased $3,585, or 1.73%, to $210,372 for the nine months ended September 30, 2025, compared to $206,787 for the nine months ended September 30, 2024.

Non-GAAP Financial Measures

In addition to our results of operations and measures of performance determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), we believe that certain non-GAAP financial measures are useful in evaluating and comparing our financial and operational performance over multiple periods, identifying trends affecting our business, formulating business plans, and making strategic decisions, as they are similar to measures reported by our public competitors.

Our Board and management team use Adjusted EBITDA to assess our financial performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure, fixed asset investments, and other non-recurring or non-cash adjustments. We present Adjusted EBITDA as a key performance measure that our management uses to assess our financial performance and for internal planning and forecasting purposes. This metric is not intended to be substitutes for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Additionally, investors should not solely rely on our non-GAAP financial measures as they do not reflect our current or future cash requirements and working capital needs. Net income is the GAAP measure most directly comparable to Adjusted EBITDA.

Adjusted EBITDA

We define and calculate Adjusted EBITDA as GAAP net income (loss) before interest income or expense, income tax (benefit) expense, depreciation and amortization, and further adjusted for the items as described in the reconciliation below. We believe this information will be useful for investors to facilitate comparisons of our operating performance and better identify trends in our business.

Adjusted EBITDA excludes certain expenses that are required to be presented in accordance with GAAP because management believes they are non-core to our regular business. These include, but are not limited to the following:

●	non-cash expenses, such as depreciation and amortization and stock-based compensation,
●	interest expense and income tax expense or benefit; and

The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(66,666)	$960,468	$776,949	$1,672,474
Interest expense, net	500,360	404,281	1,616,872	1,205,638
Depreciation and amortization	87,162	68,760	210,372	206,787
Adjusted EBITDA	$520,856	$1,433,509	$2,604,193	$3,084,899

Liquidity and Capital Resources

The following table provides selected financial data about us as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024	$ Change	% Change
Cash	$2,267,564	$2,927,126	$(659,562)	(22.53)%
Current assets	$29,177,411	$28,858,990	$318,421	1.10%
Current liabilities	$31,755,324	$29,302,431	$2,452,893	8.37%
Working capital	$(2,577,913)	$(443,441)	$(2,134,472)	(481.34)%

As of September 30, 2025, we had $2,267,564 in cash, total current assets were $29,177,411, total assets were $32,613,883, and our total liabilities were $33,224,418, resulting in a working capital deficit of $2,577,913. Liabilities were comprised primarily of floor plan notes payable of $23,478,756, line of credit of $2,842,682, and customer deposit of $1,690,533.

As of December 31, 2024, we had a working capital deficit of $443,441. As of December 31, 2024, we had $2,927,126 in cash, total current assets were $28,858,990, total assets were $31,635,740, and our total liabilities were $30,668,350. Liabilities were comprised primarily of floor plan notes payable of $20,595,517, and current liabilities of $29,302,431, which included accounts payable and accrued liabilities of $1,470,009, customer deposit of $2,350,219, due to related parties of $1,422,540 and current portion of operating lease right of use liability of $382,731.

Our working capital decreased by $2,134,472 from $(443,441) on December 31, 2024, as compared to $(2,577,913) on September 30, 2025, due primarily to the increase in floorplan notes payable of $2,883,239 and the decrease in cash and cash equivalent of $659,562. An increase in floorplan notes payable gives the Company more inventory to produce more revenue and generate more cash.

Impact of Taxable Status on Future Results and Liquidity

Historically, the OTH Companies were treated as a partnership for U.S. federal and certain state income tax purposes and, as such, was not subject to entity-level income taxes. Upon completion of the Reorganization, OTH Companies together with the Company will be subject to U.S. federal income tax and state income taxes in jurisdictions where it conducts business. As a result, we expect our effective tax rate to increase, which will reduce our net income and cash flow compared to historical periods.

Based on our current operations and estimated statutory tax rates, we estimate that our pro forma income tax expense would have been approximately $163,159 and net income would have been $613,790 for the nine months ended September 30, 2025, as we had been taxed as a C corporation.

Cash Flow

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
Net cash used in operating activities	$(664,236)	$(3,107,722)	$2,443,486	(78.63)%
Net cash used in investing activities	$(352,930)	$(47,220)	$(305,710)	100.00%
Net cash provided by financing activities	$357,604	$5,211,500	$(4,853,896)	(93.14)%
Net change in cash	$(659,562)	$2,056,558	$(2,716,120)	132.07%

Cash Flow from Operating Activities

As of September 30, 2025, we generated negative cash flows from operating activities. For the nine months ended September 30, 2025, net cash flows used in operating activities totaled $664,236 compared to $3,107,722 used during the nine months ended September 30, 2024. The $2,443,486 improvement in cash used in operating activities was primarily driven by inventory stabilization after achieving floorplan limits and improved working capital management, partially offset by a decrease in customer deposits.

Net cash used in operating activities amounted to $3,107,721 for the nine months ended September 30, 2024, mainly due to significant inventory purchases.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities totaled $352,930, representing an increase of $305,710 from $47,220 in the prior period. The higher cost was primarily attributable to payments related to the leasehold improvements for our Jupiter location and fixed assets during the current period.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $357,604 for the nine months ended September 30, 2025, mainly derived from the proceeds from floorplan notes, mainly offset by payment to floor plan notes payables.

Net cash provided by financing activities amounted to $5,211,500 for the nine months ended September 30, 2024, mainly derived from proceeds from floorplan notes, mainly offset by payment to floor plan notes payables.

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2025:

	Payments Due by Period Ending September 30, 2025
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Floor plan notes payable (1)	23,478,756	23,478,756	-	-	-
Long-term debt (2)	287,245	219,321	67,924	-	-
Operating leases (3)	1,893,115	491,945	778,055	623,115	-
Total	$25,659,116	$24,190,022	$845,979	$623,115	$-

(1) Estimates of future floor plan notes payable payments have been excluded from the tabular presentation, as the amounts due are contingent upon the outstanding balances and variable interest rates. For details regarding borrowing availability, interest rates, and terms related to our floor plan notes payable, refer to Note 10 of the Notes to Combined and Consolidated Financial Statements.

(2) The amounts included in long-term debts refer to future cash principal payments. Refer to Note 12 of the Notes to Combined and Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our long-term debt.

(3) Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes. These amounts are not a material component of operating expenses.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of September 30, 2025, and December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

The MD&A is based upon our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited consolidated financial statements required the use of estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Management bases estimates on historical experience and other assumptions it believes to be reasonable under the circumstances and evaluates these estimates on an on-going basis. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates included in the Annual Report.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to our unaudited condensed consolidated financial statements.

Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Under standards established by the Public Company Accounting Oversight Board, or PCAOB, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. The Company’s plan to remediate the material weaknesses in its internal control over financial reporting includes utilizing a portion of the working capital from its initial public offering to increase staffing within its finance department sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of its internally prepared financial statements. In addition, the Company plans to retain outside consultants, expert in, and specializing in SEC reporting for public company registrants.

Emerging Growth Company

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards.

We will remain an emerging growth company until the earliest of  (i) the last day of our first fiscal year in which we have total annual gross revenues of  $1.07 billion or more; (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years; or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and procedures.

Evaluation of disclosure controls and procedures over financial reporting

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not yet fully effective because we are a newly public company and are in the process of designing and implementing our disclosure controls and procedures to comply with the requirements of the Exchange Act. We are taking steps to establish formal processes and controls and documenting our internal controls and procedures.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we continue to mature as a public company, we expect to further formalize and enhance our internal control environment. As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, we are not required to provide an auditor’s attestation report on management’s assessment of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

We are from time to time subject to legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any matters that management expects will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk factors.

There have been no material changes to the risk factors previously disclosed in our Registration Statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) on [insert date of prospectus filing] in connection with our public offering.

The risk factors described in that filing continue to apply to our business and operations. You should carefully review and consider the information described under “Risk Factors” in that filing, together with the other information in this Quarterly Report on Form 10-Q.

Item 2. Unregistered sales of equity securities and use of proceeds.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

None.

Item 5. Other information.

None.

Item 6. Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Off the Hook YS Inc.

December 15, 2025	By:	/s/ Brian John
Date		Brian John Chief Executive Officer (Principal Executive Officer)

December 15, 2025	By:	/s/ Chad Corbin
Date		Chad Corbin Chief Financial Officer (Principal Financial and Accounting Officer)

