Form 10-K
period 2025-12-31
OFF THE HOOK YS INC.
filed 2026-03-31
CIK 2067767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _________

Commission File Number 001-42930

Off the Hook YS Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-2636992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Jel Wade Dr
Wilmington, North Carolina	28401
(Address of principal executive offices)	(Zip Code)

(910) 772-9277

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	OTH	NYSE

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the shares of common shares on The New York Stock Exchange on June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter is not applicable since the registrant’s initial public offering was completed on November 14, 2025.

The registrant had 24,320,000 shares of Common Stock, par value $0.001 per share outstanding as of March 31, 2026.

OFF THE HOOK YS INC

ANNUAL REPORT ON FORM 10-K

Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-K includes “forward-looking statements.” All statements, other than statements of historical fact included in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, future revenue, timing and likelihood of success, plans and objectives of management for future operations, future results of anticipated products and prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward- looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. Among the factors that could cause actual results to differ materially are the factors discussed under Item 1A, “Risk Factors.”

Forward-looking statements include, but are not limited to, statements about:

●	our ability to find, acquire or gain access to other discoveries and prospects and to successfully develop our current discoveries and prospects;

●	the expected growth of our business and our operations, and the capital resources needed to progress our business plan

●	projected and targeted capital expenditures and other costs, commitments and revenue;

●	the ability to obtain financing and the terms under which such financing may be available;

●	our ability to retain key personnel, including the continued development of a sales and market infrastructure

●	general economic conditions, including changes in employment levels, rates of inflation, consumer demand, preferences and discretionary income, and fuel prices;

●	changes in industry seasonality and fluctuations in geographic demand where we operate;

●	our future revenue, income and the ability to improve margins and reduce expenses;

●	other competitive pressures;

●	cost of compliance with laws and regulations;

●	environmental liabilities;

All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Any forward-looking statement that we make in this Annual Report on Form 10-K speaks only as of the date of such statement. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Off the Hook YS Inc (“Off the Hook”, or “OTH”) is a holding company and the sole managing member of Off the Hook Yacht Sales NC, LLC (“OTHYS”), OTH Simon Marine YF, LLC (the “Boat Center”), Azure Funding, LLC (“Azure”) and Autograph Yacht Group Inc. (“AYG”) which was established on January 3, 2025. Except as otherwise indicated or required by the context, all references in this Annual Report on Form 10-K to the “Company”, the “Business”, “Off the Hook”, “we”, “us”, or “our” relate to Off the Hook YS Inc. and its consolidated subsidiaries.

Overview

We are a premier yacht and boat dealership specializing in the buying, selling, and wholesaling of yachts and boats. Founded in 2012 by Jason Ruegg, OTH has grown into one of the largest marine wholesaler in the industry, recognized for its innovation, expertise, and expansive operations. Over the past decade, we believe OTH has become a nationally recognized leader in the marine industry, earning numerous accolades. The company has been named one of the 500 fastest-growing companies in the United States by Inc. 500 and is consistently ranked as a Top 100 Dealer in the USA by Boating Industry, a magazine for boating professionals. Today, OTH generates over $119 million in annual boat and yacht sales, operating across eight locations with a team of 70 sales representatives who transact on more than 400 vessels each year. The company’s success is built on a commitment to excellence, emphasizing the hiring of highly skilled professionals who embody integrity and a passion for the boating industry. By prioritizing relationship-building and ensuring client satisfaction, we believe OTH has established itself as a trusted leader in the market.

Corporate Structure and Background

In connection with our initial public offering, we reorganized our corporate structure as follows:

1.	Holders of equity interests (the “OTH Owners”) in the entities listed below (the “OTH Companies” and each an “OTH Company”) undertook a restructuring of their ownership interests in the OTH Companies by consolidating such companies under the Company, whereby upon completion of the consolidation, the OTH Owners collectively owned 100% of the issued and outstanding shares of common stock of the Company, and each of the OTH Companies became a wholly owned subsidiary of the Company:

●	Off the Hook Yacht Sales NC, LLC, a North Carolina limited liability company;
●	Azure Funding, LLC, a North Carolina limited liability company; and
●	OTH Simon Marine YF LLC, a North Carolina limited liability company.

2.	Pursuant to the Amended and Restated Agreement for the Purchase and Sale of Capital Stock dated October 31, 2025 (the “Amended SPA”), the OTH Owners, in the aggregate, sold and transferred to Off The Hook Acquisition Corp, a Florida corporation (the “OTH FL”), such number of shares of common stock of the Company representing 25% of the issued and outstanding shares of the Company (the “Transferred Securities”) for the consideration of $3 million paid by OTH FL directly to the OTH Owners (not the Company). The shares held by OTH FL were subject to a 180-day lock-up period, commencing on November 14, 2025 (the IPO closing date), as stipulated by the lock-up agreements.

3.	After the consummation of the consolidation of the OTH Companies and the transaction contemplated under the Amended SPA, but before the closing of this offering, the OTH Owners collectively held 75% of the issued and outstanding shares of the Company, and OTH FL held the remaining 25% of the issued and outstanding shares of the Company.

Our Products and Services

OTH offers a comprehensive range of products and services designed to meet the needs of buyers, sellers, and industry partners across the marine sector. Through its integrated business model, OTH provides a seamless experience for customers, leveraging its expertise in yacht and boat sales, financing, servicing, and asset recovery.

1. Yacht & Boat Sales

OTH specializes in the buying and selling yachts and boats, offering a diverse selection of pre-owned vessels across various price points and categories through OTH. Customers can choose from a curated inventory of sportfish, center consoles, motor yachts, and high-performance boats. The company’s ability to acquire boats at competitive prices allows it to pass value on to buyers while providing sellers with a fast, hassle-free transaction.

2. New Boat Sales

In addition to the pre-owned market, OTH is expanding into new boat sales, offering customers access to premier boat brands through dealership partnerships. This expansion enhances OTH’s ability to serve a broader clientele while strengthening relationships with top manufacturers.

3. WeBuyBoats.com – Instant Boat Offers

OTH owns and operates WeBuyBoats.com, a fast and efficient platform designed to provide boat owners with immediate cash offers. This service simplifies the selling process, allowing customers to liquidate their boats quickly without the hassle of traditional listings or lengthy negotiations. By utilizing proprietary valuation tools and market data, OTH ensures fair and competitive offers.

4. Financing Solutions – Azure Funding

Through Azure Funding, an indirect wholly owned subsidiary of OTH, OTH provides a range of financing options for recreational boat buyers. Whether customers need traditional boat loans, short-term lending, or alternative financing solutions, Azure Funding offers tailored options to meet their needs. Additionally, OTH provides financing services to industry partners, including dealerships and brokerages.

Azure Funding partners with a range of financial institutions to provide recreational loan transactions. These institutions include both national and specialized lenders.

Azure Funding’s conventional loan brokerage process begins when a lead is sourced through dealerships, direct borrower inquiries, or broader marketing efforts. Borrowers submit a loan application online and are promptly paired with a dedicated loan officer. The loan officer works closely with Azure Funding’s in-house processing team to collect and review all supporting documentation - including income verification, identification, and collateral details. Azure then matches the borrower with the most suitable lender(s) from its partner network, based on credit profile, loan terms, and underwriting criteria. Once a lender approves the application, the loan is finalized and funded by the selected institution. Azure facilitates the transaction through closing and communicates directly with both borrower and lender throughout the process.

Azure Funding operates in a competitive market for recreational financing services. Azure Funding competes with a range of institutions, including banks, credit unions, specialty recreational lenders, and other loan brokers. Competition is generally based on factors such as approval speed, borrower experience, rate structures, and dealer relationships. Azure Funding maintains a competitive position by partnering with many of the banks that actively participate in recreational lending, and by leveraging strong dealership relationships, including OTHYS, to source and support borrower activity.

Azure Funding’s customers are primarily individual buyers seeking financing for new or pre-owned recreational assets. Most borrowers fall within conventional credit parameters and are purchasing these assets for personal, non-commercial use. Loan amounts and credit profiles vary, but the majority of customers are middle- to upper-income individuals financing premium recreational vessels.

5. Servicing & Maintenance – OTH Yacht Services

OTH offers comprehensive marine servicing and maintenance through OTH Yacht Services, a service center owned and operated by OTH, ensuring that every vessel remains in peak condition. Services include routine maintenance, repairs, detailing, and mechanical inspections, providing customers with a one-stop solution for their boating needs.

6. Asset Recovery & Repossession – Marine Asset Recovery (“MAR”)

Through Marine Asset Recovery, a marine asset recovery unit owned and operated by OTH, assists financial institutions and lenders with boat repossessions and asset recovery services. This division specializes in reclaiming and reselling marine assets efficiently, feeding recovered boats back into OTH’s inventory for resale. This seamless process maximizes value for all parties involved.

7. Warranties & After-Sale Services

To further enhance the customer experience, OTH is developing a warranty sales program that will offer buyers additional coverage and peace of mind. These warranties will provide protection against unexpected repair costs, ensuring long-term satisfaction and confidence in each purchase.

Delivering Value Across the Marine Industry

With its diverse portfolio of products and services, OTH stands as a one-stop solution for the boating community. Whether buying, selling, financing, servicing, or storing a vessel, customers can rely on OTH’s expertise and industry-leading customer service. By continuously expanding its offerings and enhancing operational efficiency, OTH remains at the forefront of the marine industry, delivering unmatched value to its clients and partners.

Our Suppliers & Industry Partnerships

We work with a diverse network of suppliers, manufacturers, and industry partners to ensure a steady inventory of high-quality yachts and boats. These relationships allow OTH to maintain a competitive edge, offering customers a wide selection of vessels at the best possible prices while ensuring access to premium parts, servicing, and financing solutions.

1. Boat & Yacht Manufacturers

OTH sources boats from a variety of leading manufacturers and OEMs (Original Equipment Manufacturers), ensuring a diverse inventory that includes sportfish, center consoles, motor yachts, and high-performance vessels. Strong relationships with manufacturers enable OTH to secure exclusive deals on new and pre-owned boats, giving customers access to high-demand brands at competitive prices.

2. Dealer & Broker Partnerships

As part of its wholesale and brokerage operations, OTH collaborates with dealers, independent brokers, and marine resellers across the industry. These partnerships help facilitate inventory movement, ensuring that OTH can quickly source boats for customers while offering an efficient resale channel for sellers. By working with a nationwide network of industry professionals, OTH maximizes inventory turnover and enhances market liquidity.

For example, pursuant to the Authorized Dealer Agreements with Yellowfin, dated May 5, 2025, Off the Hook Yacht Sales NC, LLC is the exclusive dealer of Yellowfin from Miami to Islamorada and North Carolina. Under the agreements, Yellowfin grants Off the Hook Yacht Sales NC, LLC the exclusive right to promote and sale its products within the designated market area and may offer a floor plan payment option for certain products. The initial term of the agreement is one year, automatically renewing for successive one-year periods unless otherwise terminated.

3. Floorplan & Lending Institutions

OTH works closely with floorplan lenders and financial institutions to support boat acquisitions and financing operations. By leveraging strong relationships with financing partners, OTH is able to expand inventory access while providing buyers with tailored financing solutions. Azure Funding, the company’s in-house financing arm, also maintains partnerships with major lenders, ensuring competitive loan offerings for customers.

4. Marine Servicing & Parts Suppliers

To support OTH, the company partners with leading marine servicing and parts suppliers, ensuring access to OEM parts, aftermarket components, and repair services. These relationships enable OTH to maintain its servicing capabilities, offering customers a reliable solution for maintenance, upgrades, and repairs.

5. Auction & Asset Recovery Partners

OTH collaborates with lenders, financial institutions, and repossession agencies through its Marine Asset Recovery division, helping recover and resell marine assets efficiently. These partnerships allow OTH to source inventory from repossessions, providing a steady supply of boats for resale while assisting financial partners in managing defaulted assets.

6. Marinas & Storage Facilities

As part of its expansion into marina acquisitions, OTH is developing partnerships with marina operators, dry storage facilities, and docking service providers. These partnerships ensure that customers have access to convenient storage and service options, further enhancing the post-sale experience.

Our Sales Network

OTH partners with dealers through wholesale purchases, direct sales, trade-in programs, and financing options. Dealers within the network may qualify for floorplan financing programs that provide liquidity for inventory purchases, trade-in and resale programs to help customers upgrade to newer models, access to distressed and repossessed inventory through Marine Asset Recovery, and marketing and lead generation support through OTH’s proprietary CRM and data analytics platform. OTH’s nationwide dealer network benefits from fast inventory turnover, high-quality wholesale sourcing, and a seamless resale process, making it a preferred partner in the marine industry.

OTH utilizes data-driven insights and market analysis to monitor dealer performance and identify opportunities for growth. The company consistently evaluates its distribution network to enhance regional coverage, strengthen dealer relationships, and optimize sales volume. Through market intelligence and demand forecasting, OTH ensures that inventory is strategically allocated to the right markets, maximizing efficiency and profitability.

Unlike traditional manufacturers with rigid dealership contracts, OTH maintains flexible wholesale arrangements that allow dealers to purchase inventory based on market demand. Dealers are not contractually required to purchase a set number of boats but instead work with OTH to acquire and sell inventory based on real-time market conditions. This agile approach helps avoid excess inventory while ensuring a steady flow of boats into the market.

We remain committed to strengthening its dealer relationships through continuous expansion into new markets, exclusive access to high-value inventory through its acquisition channels, enhanced technology integration for better dealer operations and lead management, and strategic partnerships with financial institutions to provide seamless financing solutions. By maintaining a strong and dynamic dealer network, OTH continues to be a leader in the wholesale and retail boat sales industry, offering unmatched access, efficiency, and profitability for its dealer partners.

Floorplan Financing

We utilize floorplan financing to support our inventory acquisition strategy, enabling the company to purchase and hold a diverse range of boats and yachts while maintaining liquidity. Floor plan financing is a short-term inventory loan provided by third-party lenders that allows OTH to finance boat purchases without tying up significant working capital. This financing structure enables OTH to acquire boats at scale, ensuring a steady inventory supply to meet market demand.

The Company’s current floorplan financing has a capacity of up to $60 million, which will enable OTH to pursue larger inventory acquisitions and strategic expansion. We believe this increased capacity is a key catalyst for unlocking the next phase of scalable growth and market leadership. The floorplan includes a personal guarantee by our President, Jason Ruegg, but only in very remote circumstances.

Through established partnerships with leading floorplan financing providers, OTH can efficiently manage its inventory and optimize sales cycles. When boats are purchased using floor plan financing, the floor plan lender advances the purchase funds directly, allowing OTH to acquire and hold boats until they are resold. Upon sale, the loan is repaid, and capital is freed up to acquire new inventory, ensuring a continuous and profitable turnover of assets.

By leveraging floor plan financing, we maximize operational efficiency, expands inventory capacity, and ensures a steady pipeline of high-quality boats for resale. The company remains committed to strategic financing partnerships that support growth while maintaining financial flexibility and risk management.

Strengthening the Marine Industry Through Strategic Partnerships

OTH’s supplier and partner relationships are integral to its ability to offer a seamless, full-service experience to customers. By working with manufacturers, dealers, lenders, servicing providers, and asset recovery specialists, OTH ensures that its inventory remains strong, diverse, and competitively priced. These partnerships not only fuel business growth but also position OTH as a leader in the marine industry, capable of adapting to market trends and delivering value to buyers and sellers alike.

Our Market Opportunity

The marine industry presents a significant and expanding market opportunity for OTH. We operate in the pre-owned yacht and boat sales market, with a growing presence in new boat sales, brokerage, financing, servicing, and asset recovery. OTH’s addressable market includes a wide range of boat categories, including center consoles, sportfish yachts, motor yachts, high-performance boats, and luxury vessels.

The U.S. recreational boating industry continues to experience strong growth, with annual sales of boats, marine products, and services totaling approximately $56.7 billion in 2022, according to the National Marine Manufacturers Association (NMMA). In recent years, pre-owned boat sales have consistently outpaced new boat sales, reflecting a shift in consumer preferences toward high-quality used boats at more competitive price points. We believe that this trend positions OTH as a key player in the growing secondary market.

1.	National Marine Manufacturers Association (NMMA) 2024 Pre-Owned Boat Market Sales Trends Report: This report indicates that in 2024, pre-owned boat sales accounted for 78.3% of total boat sales, totaling 858,798 units.

2.	NMMA 2024 U.S. Statistical Abstract: Powerboat Sales Trends Report: According to this report, new powerboat unit sales declined by 4.9% in 2024, totaling 168,000 units.

In 2024, the recreational boat industry experienced a notable softening, with new powerboat retail unit sales declining by 9.1% year-over-year to approximately 231,576 units. This slowdown was driven by macroeconomic pressures, including high interest rates and cautious consumer spending, which dampened demand for big-ticket discretionary items such as boats. Additionally, the median age of current boat owners in the U.S. reached 60 years by the end of 2024, with more owners in their 70s than in their 40s, indicating an aging customer base.

Despite the overall decline, certain segments, such as freshwater fishing boats, remained stable, with sales expected to remain flat compared to 2023. Looking ahead, the industry anticipates a return to growth in 2025, driven by innovative new products, changes in U.S. economic policies, and consistent consumer demand for on-water experiences.

These figures demonstrate that pre-owned boat sales have consistently represented a significant majority of the market, reflecting a shift in consumer preferences toward high-quality used boats at more competitive price points.

Additionally, the NMMA reported that total U.S. recreational boating sales, including boats, marine products, and services, exceeded $50 billion in recent years. We believe OTH is well-positioned to capitalize on these trends as demand for competitively priced, high-quality used boats remains strong.

1. U.S. Recreational Boating Industry Annual Sales

According to the National Marine Manufacturers Association (NMMA), the recreational boating industry is a significant contributor to the U.S. economy. In 2022, the NMMA reported that annual U.S. sales of boats, marine products, and services totaled $59.3 billion, marking a 4.4% increase from 2021. This growth underscores the industry’s robust performance and its role in the broader outdoor recreation economy.

2. Pre-Owned Boat Unit Sales Outpacing New Boat Sales

According to the National Marine Manufacturers Association (NMMA), pre-owned boat sales in 2021 reached approximately 1.15 million units, marking a 9.2% increase over 2020. The total market value of these pre-owned boats was $13.6 billion, reflecting a 4.6% increase from the previous year. This growth underscores the continued consumer preference for high-quality used boats at more competitive price points.

In contrast, new boat sales for the same period were 305,734 units, totaling $20.8 billion. This represents a 4.1% decrease in units sold compared to 2020, yet the dollar value increased by 3.8%, indicating a rise in average unit prices.

Several market trends are driving expansion in OTH’s addressable market, including:

●	Increased demand for pre-owned boats: The rising cost of new boats and supply chain constraints have fueled higher demand for pre-owned inventory, benefiting OTH’s wholesale and resale model.
●	Growth in center console and offshore fishing boats: The center console segment has become one of the fastest-growing categories in the boating industry, as more buyers seek versatile, multi-purpose boats suited for both fishing and recreation.
●	Rising participation in recreational boating: The post-pandemic surge in outdoor activities has led to record-high participation in recreational boating, with new buyers entering the market at unprecedented rates. This shift has expanded the customer base for both entry-level and high-end vessels.
●	Technological advancements driving resale demand: Innovations in marine technology, such as improved fuel efficiency, onboard automation, and digital navigation systems, have shortened product cycles and increased the resale value of late-model boats, strengthening the pre-owned sales market.
●	Shifting demographics and lifestyle preferences: Younger generations are increasingly entering the boating market, driving demand for affordable, high-quality used boats. Additionally, high-net-worth buyers are investing in larger, luxury yachts as part of a growing trend in high-end leisure experiences.
●	Financial accessibility and alternative lending solutions: The expansion of boat financing and alternative lending options, including hard money loans through Azure Funding, has made boat ownership more accessible to a wider audience, further expanding OTH’s potential customer base.
●	Expansion of online sales and digital marketplaces: The shift toward digital transactions and online boat sales platforms has created new opportunities for OTH to capture market share through WeBuyBoats.com, its brokerage network, and auction platform initiatives.

With a vertically integrated business model that spans wholesale, retail, financing, servicing, and repossession, OTH believes that it is uniquely positioned to capitalize on these trends and expand its footprint in the growing marine industry. As demand for pre-owned and new boats continues to rise, OTH stands at the forefront of this market opportunity, leveraging its expertise, nationwide network, and operational scale to drive sustained growth

Industry Overview

In the United States, there are approximately 11.96 million registered recreational vessels, with 11.1 million being mechanically propelled, according to the U.S. Coast Guard’s 2023 data. The global recreational boating market was valued at USD 30.95 billion in 2024 and is projected to grow at a CAGR of 3.40%, reaching USD 43.24 billion by 2034, according to Insurance Journal.

Within the boating market, segments such as outboard motorboats and electric boats are experiencing notable growth. Our products are designed to cater to both these segments, and our planned electric powertrains will be utilized in boats across these categories.

The marine industry continues to experience steady growth, driven by increased participation in recreational boating, evolving consumer preferences, and expanding financing options. In North America, over 100 million people go boating annually, with nearly 12 million recreational vessels registered in the United States alone, according to the U.S. Coast Guard. The global recreational boating market is projected to surpass $65 billion by 2026, fueled by strong demand for both new and pre-owned boats, as well as growth in financing and service-related offerings.

The Pre-Owned Boat Market & Wholesale Growth

While new boat sales capture significant attention, the pre-owned boat market represents a major segment of the industry, with transactions often outpacing new sales. The affordability and availability of late-model, well-maintained used boats make this segment highly attractive to consumers. Additionally, wholesale transactions and dealer-to-dealer sales have increased, creating new opportunities for businesses specializing in quick-turn inventory acquisition, trade-ins, and repossession resales.

Luxury & Performance Yacht Demand

The high-end yacht market continues to expand, driven by strong economic conditions, rising wealth, and increased interest in premium leisure experiences. Buyers in this segment demand high-performance center consoles, sportfish yachts, and motor yachts, creating a thriving resale market for well-maintained luxury vessels. Additionally, the rise of yacht chartering and shared ownership programs has influenced the demand for specific yacht types, further shaping the resale landscape.

Financing & Accessibility in the Boating Industry

With more consumers turning to financing to fund boat purchases, we believe the availability of flexible loan options, floorplan financing for dealerships, and alternative lending solutions has played a critical role in industry growth. Lenders and financial institutions are increasingly active in marine financing, supporting buyers across all price points. Companies that offer in-house financing solutions, like OTH through Azure Funding, are well-positioned to capture additional revenue streams while simplifying the buying process for consumers.

Key Trends Driving Industry Growth

●	Increased recreational boating participation – Boating has become an increasingly popular lifestyle activity, with first-time boat buyers making up a growing percentage of overall sales.
●	Rising disposable income & improved standard of living – The demand for both new and pre-owned boats has been fueled by economic growth and increased discretionary spending.
●	Shift toward larger, more powerful boats – Consumers are moving toward high-performance vessels, particularly in the center console, offshore fishing, and luxury yacht segments.
●	Growing secondary market & trade-in volume – More boat owners are trading in vessels for newer models, increasing the availability of pre-owned inventory.
●	Technology advancements – Innovations in fuel efficiency, onboard automation, and propulsion systems have increased consumer interest in late-model used boats and alternative power options.
●	Expansion of financing & lending solutions – Greater access to marine loans, hard money lending, and flexible financing options has made boat ownership more accessible.
●	Increased focus on digital sales platforms – The rise of online boat sales, auction platforms, and digital marketplaces has transformed how boats are bought and sold, increasing transparency and transaction speed.

1. Increased Recreational Boating Participation

Between 2020 and 2022, the U.S. experienced a significant influx of new boaters and first-time boat buyers, as Americans turned to the water for leisure and well-being. NMMA

2. Rising Disposable Income & Improved Standard of Living

Recreational boating is not exclusive to high-income individuals; in fact, 61% of boat owners have an annual household income of $100,000 or less, indicating that boating is accessible to a broad demographic. NMMA

3. Shift Toward Larger, More Powerful Boats

Consumer preferences have shifted toward larger, high-performance vessels, particularly in the center console and offshore fishing segments. Innovations in these categories have led to boats with features traditionally found on much larger designs. NMMA

4. Growing Secondary Market & Trade-In Volume

The pre-owned boat market remains robust, with detailed data available in the NMMA’s U.S. Recreational Boating Statistical Abstract, which covers trends in the retail and pre-owned markets.

5. Technology Advancements

Over the past two decades, the recreational boating industry has achieved a more than 90% reduction in emissions and a 40% increase in fuel efficiency, reflecting significant technological advancements.

6. Expansion of Financing & Lending Solutions Mnbv

The availability of flexible loan options and alternative lending solutions has played a critical role in industry growth, making boat ownership more accessible across various price points.

7. Increased Focus on Digital Sales Platforms

The rise of online boat sales and digital marketplaces has transformed how boats are bought and sold, increasing transparency and transaction speed.

Our Business Strategy

We are executing a dynamic growth strategy focused on capital expansion, operational scaling, and an integrated business model that maximizes profitability across multiple revenue streams.

The Company’s current floorplan financing has a capacity of up to $60 million, which will enable OTH to pursue larger inventory acquisitions and strategic expansion. We believe this increased capacity is a key catalyst for unlocking the next phase of scalable growth and market leadership. The floorplan includes a personal guarantee by our President, Jason Ruegg, but only in very remote circumstances. .

1. Purchase Discounted Boats to Wholesale

A fundamental pillar of our strategy is leveraging shifts in supply and demand to acquire boats at discounted rates. Many new boat dealerships are overstocked and lack floorplan capital, forcing them to turn away used boat trade-ins and manufacturer offers, creating an opportunity for OTH to purchase inventory at below-market prices. Increasing purchasing power will allow OTH to turn inventory four to five times annually while maintaining high profit margins.

2. Capital Expansion & Floorplan Growth

By expanding floorplan financing from $$25 million in 2025 to a current capacity of $60 million, OTH expects to have the liquidity to hold inventory longer, eliminating premature liquidations and allowing for more strategic acquisitions. This increase in capital is intended to remove prior constraints tied to personal risk tolerance and provide the flexibility needed to secure high-value boats at optimal pricing.

3. Scaling OTHYS & WeBuyBoats.com

We believe that OTH and WeBuyBoats.com are positioned to become the “Carvana “ of the used boat industry, offering a seamless, hassle-free experience for customers looking to sell their boats. Webuyboats is a website owned by OTH. Proprietary software will streamline transactions by matching buyers with sellers, while an integrated auction platform will provide additional liquidity for customers and aged inventory. These innovations will increase efficiency, improve customer experience, and drive higher transaction volumes.

4. Strengthen Market Position with Dealership Acquisitions

Strategic acquisitions of underperforming dealerships will further expand OTH’s market presence. By acquiring struggling dealerships at discounted valuations, OTH can integrate them into its synergistic business model and position them for long-term success. This will enable us to scale operations while improving dealership profitability.

5. Invest in Marina Acquisitions to Enhance Operations

Acquiring marinas in key locations will strengthen OTH’s infrastructure by consolidating operations, reducing storage and docking costs, and creating exclusive service hubs for customers. These marinas will serve as strategic assets, offering additional revenue streams through leasing, storage, and premium service options, further reinforcing OTH’s market dominance.

6. Integrated Ecosystem & Revenue Diversification

The expansion of OTH’s ecosystem will generate multiple revenue streams from each boat transaction, including financing, warranties, and hard money lending. Marine Asset Recovery (MAR) will handle repossessions for defaulted loans, seamlessly reintegrating repossessed inventory into OTH’s sales channels. This closed-loop system is designed to ensure profitability at every stage of the transaction cycle, creating an advantage that traditional banks and independent dealerships cannot replicate.

7. Advance Technology with Enhanced CRM & Data Analytics

Investments in OTH’s proprietary CRM system will optimize sales processes, enhance decision-making, and improve overall operational efficiency. By leveraging data-driven insights, the Company can refine inventory management, improve customer targeting, and maximize return on investment. Automation and predictive analytics will further streamline workflow, creating a more agile and scalable business model.

8. Expand Financing Capabilities with Hard Money Lending

As traditional banks tighten lending criteria, demand for alternative financing solutions continues to grow. Azure Funding’s hard money lending program will expand to capitalize on this trend, providing flexible financing options to both retail customers and industry partners. This initiative will strengthen OTH’s ability to serve a broader range of clients while generating additional high-margin revenue.

9. Scale Repossession and Asset Recovery Infrastructure

Expanding Marine Asset Recovery will enable OTH to handle a significantly higher volume of repossessions, with the capacity to process hundreds of recovered vessels per month. These repossessed boats will be stored, serviced, and ultimately resold through OTH’s established channels, maximizing asset recovery values while reinforcing the company’s competitive position.

10. Expand Nationwide Broker Network and Physical Locations

Scaling operations to 100 brokers and wholesalers by the end of 2026 will drive inventory turnover and significantly increase brokerage sales. In addition, expanding the physical footprint with new locations in high-demand regions will enhance accessibility for customers and further solidify OTH’s presence in key markets. This will fuel wholesale, and our finance arm Azure Funding provides boat loans to customers which in turn fuels wholesale. The Company currently has no arrangements to acquire any other entities, expect those publicly disclosed in 8-K filings.

11. Strengthen Brand and Marketing Presence

Increasing marketing efforts will play a crucial role in expanding OTH’s customer base. A combination of enhanced digital marketing, lead generation, and traditional advertising will drive brand awareness and lead conversion. Strengthening the Company’s online presence and platform capabilities will further attract high-value buyers and sellers, reinforcing OTH’s position as a premier yacht and boat dealership.

12. Increase New Boat Sales Through Strategic Acquisitions

Acquiring a new boat dealership generating $65–75MM annually will establish OTH as a major player in the new boat sales market. This acquisition will expand relationships with manufacturers, allowing OTH to diversify its inventory while tapping into an additional high-margin revenue stream. We currently do not have any definitive agreements in place.

13. Launch New High-Margin Services

The introduction of warranty sales and auction services will create new revenue opportunities while enhancing customer retention. These offerings will provide additional financial security for buyers while enabling OTH to monetize inventory through multiple sales channels. By adding these services, OTH will further differentiate itself from competitors and strengthen its comprehensive service model.

OTH launched a premium yacht brokerage division in the third quarter of 2025 which is focused exclusively on the high-end segment of the market. This new division features luxury yacht inventory, and has experienced brokers specializing in premium transactions, and select partnerships with prestigious boat brands. By establishing a dedicated platform for high-value clients, OTH intends to expand its market reach, capture higher-margin sales, and further elevate its brand positioning within the marine industry.

In parallel, we plan to integrate a full suite of support services into the platform, including shipping and logistics coordination, in-house financing through Azure Funding, and optional documentation and escrow services for buyers utilizing Azure. Additionally, the platform will offer advertising opportunities for marine-related service providers—such as insurance agents, surveyors, and transport specialists—creating a comprehensive ecosystem for boat buyers and sellers. We believe this end-to-end infrastructure will provide unmatched convenience and transparency, while positioning OTH as the leading digital marketplace in the marine industry.

14. Marina Division

Our marina division intends to make strategic marina purchases across the country, which will give our entities “free” locations to work from. We believe we can build out this model across the USA by contracting boat yards based on their current income, and then getting them permitted for 3-4 boat high dry stack facilities. This turns into passive income for the business, and would give our brokers locations to work out of and facilities for repairs, maintenance and showcase of inventory.

This is very different from our competitors’ model where they have very expensive brick and mortar locations that depend almost solely on boat sales to pay the mortgage. Our marinas will have 12-20% cap rates without our boat sales which we believe will make them very good investments for the Company, which will also help fuel boat sales due to there being a captive audience of customers at each location.

Patents and Licenses

We do not currently have any patents that have been issued and have one patent application pending related to our CRM inventory control system. We do not rely on any licenses from third parties at this time. There can be no assurance that the pending patent will be issued and even if issued that it will protect our intellectual property rights.

Our success depends, at least in part, on our ability to protect our core technology and intellectual property. To accomplish this, we intend to rely on a combination of trade secrets, including know-how, employee and third-party non-disclosure agreements, copyright laws, trademarks and other contractual rights to establish and protect our proprietary rights in our technology.

Competition

The yacht and boat sales industry is highly competitive, with numerous players operating across different segments, including wholesale, retail, brokerage, and financing. OTH competes with independent dealerships, large national marine retailers, manufacturers with direct sales models, and online marketplaces. The competitive landscape is shaped by factors such as brand reputation, pricing, product availability, financing options, and customer service.

OTH competes with both large-scale dealerships and smaller independent brokers. Many large competitors have significant financial and marketing resources, allowing them to operate extensive dealership networks and maintain sizable inventories. Meanwhile, smaller boutique dealers and independent brokers offer highly personalized services and localized market knowledge, competing for the same pool of buyers and sellers. Direct-to-consumer sales from boat manufacturers are also increasing, as some brands bypass traditional dealerships and sell new boats directly to customers.

Beyond industry-specific competition, OTH also competes for discretionary consumer spending. Boats and yachts are luxury items, meaning they compete with other high-end purchases such as vacation homes, automobiles, and other recreational activities. During periods of economic uncertainty, consumers may postpone or forgo large discretionary purchases, which can impact overall demand in the boating industry.

Despite these competitive pressures, OTH holds a strong advantage through its vertically integrated business model, which includes wholesale, retail, financing, servicing, and repossession services. Unlike traditional dealerships that rely solely on boat sales, OTH maximizes revenue opportunities through multiple streams, including Azure Funding (financing), OTH Yacht Services (servicing), and Marine Asset Recovery (repossession and resale). Additionally, OTH’s nationwide broker network and WeBuyBoats.com platform enable the company to source inventory efficiently, move boats quickly, and serve a broader market than traditional dealerships.

As OTH continues to expand, competition will remain a factor in its growth strategy. However, with a strong brand reputation, operational efficiency, and an innovative approach to boat sales and financing, OTH is well-positioned to maintain a leading role in the marine industry.

Environmental, Safety and Regulatory Matters

OTH operates within the marine industry, which is subject to various environmental, safety, and regulatory requirements at both the federal and state levels. As a company engaged in the buying, selling, financing, and servicing of boats and yachts, OTH prioritizes compliance with environmental laws and best practices while supporting initiatives that contribute to the sustainability of the boating industry.

1. Environmental Impact & Compliance

The marine industry is increasingly focused on reducing environmental impact, particularly in areas such as emissions, fuel efficiency, and responsible waste disposal. OTH ensures that all vessels it sells comply with applicable U.S. Coast Guard (USCG) safety standards, Environmental Protection Agency (EPA) regulations, and state marine conservation laws. Additionally, as emissions regulations evolve, OTH continues to work with manufacturers that produce fuel-efficient and lower-emission engines to align with sustainability trends in boating.

2. Marine Conservation & Sustainability Initiatives

As part of its commitment to marine conservation, OTH supports industry-wide efforts to promote clean waterways, responsible boating, and eco-friendly vessel maintenance. The company recognizes the importance of sustainable practices in boat servicing and disposal, ensuring that its OTH Yacht Services division follows proper procedures for fluid disposal, hull cleaning, and material recycling to minimize environmental impact.

3. Compliance with Emission & Safety Standards

Vessels sold by OTH must comply with federal and state regulations governing emissions, safety, and construction standards. The EPA has implemented regulations requiring marine propulsion engines to meet specific emissions standards, and OTH ensures that all boats in its inventory are equipped with compliant engines provided by third-party manufacturers. In addition, the company adheres to standards set by the National Marine Manufacturers Association (NMMA), ensuring that boats meet industry safety and quality certifications.

4. Responsible Asset Recovery & Recycling

Through its Marine Asset Recovery (MAR) division, OTH is actively involved in repossession, refurbishment, and resale of vessels, helping extend the lifecycle of boats that may otherwise go unused or be improperly discarded. This approach supports responsible asset management while reducing unnecessary waste in the industry.

5. Regulatory Oversight & Industry Compliance

The company operates in a highly regulated market, with oversight from agencies such as the U.S. Coast Guard (USCG), Environmental Protection Agency (EPA), and state boating regulatory bodies. OTH ensures full compliance with these regulations and proactively adapts to any changes in environmental or safety laws.

6. Commitment to a Sustainable Future

OTH recognizes the growing importance of environmental responsibility in the marine industry and remains committed to adopting sustainable practices where possible. As the industry moves toward more fuel-efficient engines, eco-friendly maintenance practices, and responsible asset management, OTH will continue to align with these efforts while maintaining compliance with all relevant environmental and regulatory standards.

Company Employees

We believe we maintain excellent relations with our employees. As of December 31, 2025, we employed 40 people as full-time employees. None of our employees are represented by a labor union and since our founding in 2012, we have never experienced a labor-related work stoppage.

Facilities

Our corporate headquarters are located at 1701 Jel Wade Dr, Wilmington NC, 28401. The lease for our headquarters was entered into on September 4, 2024, consists of approximately 7,000 sq ft, and the term of the lease is through March 31, 2030, with an average annual rent of approximately $216,000.

OTH has entered into a lease agreement with Las Olas SMI, LLC, dated May 1, 2025, for approximately 1,125 square feet of office space in Fort Lauderdale, Florida, with a lease term of 60 months. The annual rent is $84,225 for the first year, with an annual increase equal to the greater of 3% or the increase in the Consumer Price Index for each subsequent lease year.

OTH has entered into a sublease agreement with Index Management Services, LLC, dated March 13, 2025, for approximately 1,000 square feet of office space in Jupiter, Florida. The lease will continue on a month to month basis until terminated, with the monthly rent of $5,000.

OTH has entered into a lease agreement with Port 32 Tampa, LLC, dated March 18, 2025, for approximately 1,500 square feet of office space in Tampa, FL. The term of the lease is two years, beginning April 1, 2025, with an annual rent of $37,500 for the first year and $39,000 for the second year.

OTH has entered into a commercial lease agreement with Jel Wade Industrial, LLC, dated August 21, 2024, for approximately 11 acres office and yard space in Wilmington, NC. The lease commenced on September 4, 2024 and will end on August 31, 2029, with an annual rent of $216,000 .

OTH has entered into a commercial lease agreement with Christopher Floyd, dated June 23, 2025, for approximately 6,000 square feet of office and warehouse space and access to an outdoor yard space in Wilmington, NC. The lease commenced on July 1, 2025 and will end on June 30, 2030, with an annual rent of 156,000.

OTH has entered into a commercial lease agreement with Jemal’s Yacht Haven LLC, dated September 12, 2025, for approximately 1.46 acres of office space and outdoor storage in Kent Island, Maryland. The lease commenced on December 1, 2025 and will end on December 31, 2030, with annual rent of $120,000 with escalation clauses for subsequent years.

The Company also maintains office space in Miami for $7,982.27 a month. In addition, the Company rent slips at the Greenwich Cove Marina, RI for an average of around $1,000 per month during the summer months.

The Company also utilizes virtual offices in Pensacola, FL and Lake Winnipesaukee, NH, which do not involve any physical premises, lease agreements, or rent obligations.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Carl Austin Rosen v. Off The Hook yacht Sales NC LLC

Carl Austin Rosen v. Off the Hook Yacht Sales NC, LLC et al (Case No. 2024-004493-CA-01), pending in Miami-Dade’s Complex Business Litigation Division, Plaintiff Carl Rosen alleges he was fraudulently induced into purchasing a $2.6 million Yellowfin 54 yacht that had sustained damage during a manufacturer-authorized seatrial prior to delivery. The defendants—Yellowfin Yachts, Off The Hook Yacht Sales, broker Corey Simon, and Warbird Marine Holdings—deny all wrongdoing, maintaining that the grounding was a routine, low-speed “soft grounding” during testing, that any cosmetic damage was promptly repaired, and that the vessel was delivered in seaworthy condition following multiple post-repair inspections and sea trials. The parties plan to actively defend themselves against this claim.

Republic Bank & Trust Company v. Azure Funding LLC

Republic Bank & Trust Company filed a lawsuit against Azure Funding, LLC in the U.S. District Court for the Western District of Kentucky, seeking approximately $1.9 million in damages related to three marine loans that went into default. Azure denies all allegations of wrongdoing and specifically asserts that it had no knowledge of any fraud or misrepresentation, acted in good faith, and relied on information provided by the borrowers and third parties. Azure plans to actively defend itself against this lawsuit.

Reistad Employment Matter

In March 2026, three former employees filed a civil action against the Company in the Southern District of Florida. The complaint asserts a breach of employment agreements and the Stock Purchase Agreement. The plaintiffs seek lost compensation, severance benefits, and the issuance of 100,000 shares of the Company’s common stock. The Company recognized an obligation to issue 100,000 shares of common stock pursuant to the April 2025 Stock Purchase Agreement, and that obligation is reflected in the Company’s financial statements.

Regarding the remaining claims, the Company believes it terminated the plaintiffs for cause in accordance with the applicable employment agreements and therefore, no severance or additional compensation is owed. The Company intends to vigorously defend against these claims. The outcome of litigation is inherently uncertain, and a reasonably possible loss, if any, cannot be estimated and therefore no accrual has been recorded for these claims.

Executive Officers

The following table sets forth certain information with respect to our executive officers

Name	Position	Age
Brian S. John	Chief Executive Officer and Director	56
Jason Ruegg	Founder, President and Chairman of the Board	36
Chad Corbin	Chief Financial Officer	47

Executive Officers

Jason Ruegg, Founder, President and Chairman of the Board - Jason Ruegg combines over 12 years of experience in senior management within the marine industry following an entrepreneurial career that began during college. Previously, he had been involved in multiple ventures within the recreational boating sector, holding positions including Founder, President, and Chairman. Since 2012, Mr. Ruegg has served as Founder and President of Off the Hook Yachts, a national leader in the wholesale and retail pre-owned yacht market. Under his leadership, the company has completed nearly 10,000 transactions and acquired close to $1 billion in used boats and yachts. Jason has also developed proprietary software to oversee valuations of 10,000+ boats annually. Off the Hook Yachts has been repeatedly recognized, including being named to the Inc. 500 list of America’s Fastest-Growing Companies, consistently ranked among Boating Industry’s Top 100 Dealers, and has completed over 5,000 transactions. In addition to leading core operations, Mr. Ruegg founded Azure Funding, a marine finance company, which has grown to over $100 million in annual loans, and has acquired multiple marinas, shipyards, and dry-stack facilities. Mr. Ruegg is also currently a director of Off the Hook YS Inc., a vertically integrated marine retail and finance platform.

Brian S. John, Chief Executive Officer - Brian S. John combines over 25 years of experience in financial consulting, capital markets, and senior executive leadership, following a career as an investor and advisor to global emerging growth companies. Previously, he had been involved in numerous companies in the financial consulting and consumer products industries, holding positions including Chief Executive Officer, Chairman, and board member. From 2018 through 2023, Mr. John was the Chief Executive Officer of Jupiter Wellness, Inc., a consumer health and wellness company that he took public on NASDAQ in November 2020. In 2021, as CEO of Jupiter Wellness, he acquired SRM Entertainment, which began trading on NASDAQ in August 2023. From 2021 to 2023, he also served as CEO of Jupiter Wellness Acquisition Corp (NASDAQ: JWAC), now known as CJET. Mr. John is the founder of Caro Partners, LLC, a financial consulting firm specializing in advising emerging growth companies and has worked with hundreds of companies across dozens of countries. He is also currently the Chairman of the Board for Caring Brands, Inc., a consumer brand development company. Mr. John served on the board of directors of The Learning Center at the Els Center of Excellence, a school for children with autism in Jupiter, Florida, from 2015 through 2023.

Chad Corbin, Chief Financial Officer – Chad Corbin combines over 22 years of experience in financial and operational senior management following a career that began at Ferguson Enterprises. Previously, he had been involved in multiple companies within the financial and manufacturing industries, holding positions including Chief Financial Officer, Controller, General Manager, and Operations Manager. From 2000 through 2008, Mr. Corbin was the Credit Manager and later the Operations Manager for Ferguson Enterprises’ Jacksonville, FL branch. From 2008 to 2017, he served as Controller and subsequently as Chief Financial Officer and General Manager of Filmwerks International, a company specializing in event production and technical solutions. During his nine-year tenure, he was responsible for overseeing financial operations, maintaining the company’s banking relationships, overseeing two large competitor acquisitions. Following Filmwerks, from 2017 to 2024, Mr. Corbin worked as a Financial/ Operational consultant for several small companies. Two of his larger contracts were with Audioengine and Manufacturing Methods. Audioengine, a leading innovator in high-end audio equipment, he managed accounting, fulfilment, production, and sales support functions. Manufacturing Methods, he served has their CFO, where he was responsible for financial and human resources decisions across three companies, maintaining compliance with GAAP standards.

Item 1A. Risk Factors.

Investing in our common stock involves risks. Before making any investment decision, you should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K, including our financial statements and related notes, the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the “Special Note Regarding Forward-Looking Statements.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occur. It is not possible to predict or identify all such factors; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

Summary of Key Risks

1. Risks Relating to Our Business

Our business, and its success, relies heavily on relationships with its customers, financing partners, manufacturers and employees to meet its financial targets. We depend on the ability to retract, build relationships with, and retain customers in order to sell our products and grow our business. We rely on the ability to finance our inventory through floorplan financing and the interest rates for which we receive that financing can have an impact on our margins. Our manufacturers exercise control over our business and the loss of a key manufacturing partner could have a negative impact on our business.

2. Risks Related to the Industry and Competition

The industry that we compete in is highly seasonal and can sometimes be volatile. If the Company is unable to acquire inventory, or the cost to acquire, or sell that inventory, the Company could be subject to a curtailment of sales, or a decrease in inventory available to produce revenue. There are macroeconomic conditions that play an important role in our industry such as fuel prices and insurance.

3. Risks Related to Regulatory and Compliance Challenges

Our business is susceptible to standard regulatory, security, and compliance risks primarily as a result of operating an online business, and operating in a competitive industry.

4. Risks Related to Intellectual Property

We do not have patents or formal copyright registrations on all of our intellectual property and therefore could be forced to defend infringement claims which could be time-consuming and could incur substantial costs to the business. Further, while we do have confidentiality agreements with our employees, they may not adequately prevent the disclosure of trade secrets, or may cost the company substantial costs to protect our confidentiality agreements.

Risks Related to Our Business

Fluctuating interest rates may adversely impact OTH’s ability to procure financing.

Many boat purchases are financed through loans, making interest rate movements a key factor in affordability to our customers. Rising interest rates increase borrowing costs for customers, potentially reducing demand for financed purchases. Additionally, changes in bank lending standards and credit availability could impact OTH’s financing operations through Azure Funding, affecting loan approvals and customer affordability.

Improper handling of inventory could cause overstocking or inventory shortages.

Managing inventory is critical to our business model. Holding excess inventory can tie up capital and increase carrying costs, while inadequate liquidity may limit the ability to take advantage of high-value acquisitions. OTH actively monitors market conditions to balance inventory levels, optimize turnover, and maintain financial flexibility. However, if demand fluctuates unexpectedly, there is a risk of overstocking or inventory shortages which can negatively impact our revenue and margins.

Our success depends to a significant extent on our manufacturers, and the loss of certain manufacturers could have an adverse effect on our business, financial condition, and results of operations.

We depend on our manufacturers for the sale of new boats. Sales of new boats from our two brands represents 12% and 11% of total revenue for the fiscal years ended December 2025 and 2024, respectively. Any adverse change in reputation, product development efforts, technological advancement, manufacturing capabilities, supply chain and third-party suppliers and financial condition of our manufacturers and their respective brands, would have a substantial adverse impact on our business. Any difficulties encountered by our manufacturers resulting from economic, financial, or other factors could also adversely affect the quality and amount of new boats and products that they are able to supply to us and the services and support they provide to us.

Additionally, any interruption or discontinuance of the operations of our manufacturers, including due to, supply chain disruptions or shortages or bankruptcy or insolvency, could also cause us to experience shortfalls, disruptions, or delays with respect to new boats and inventory. During the course of the pandemic, a number of our manufacturers faced inventory shortages due to a combination of these facts as well as high demand. We also enter into renewable annual dealer agreements with manufacturers, and there is no guarantee that we will be able to renew such dealer agreements in the future. We may not be able to easily replace the loss of certain manufacturers or brands, including at the necessary quantity, quality or price, and the loss of certain manufacturers or brands may therefore have an adverse material effect on our business, results of operations and financial condition.

Boat manufacturers exercise control over our business.

We depend on our dealer agreements, which generally provide for renewable, one-year terms. Through dealer agreements, boat manufacturers exercise control over their dealers, restrict them to specified locations and retain approval rights over changes in management and ownership, among other things. The continuation of our dealer agreements with most manufacturers depends upon, among other things, our achieving stated performance goals for customer satisfaction ratings and market share penetration in the market served by the applicable marine retailer. Failure to meet performance goals and other conditions set forth in any existing or new dealer agreement could have various consequences, including the following:

●	the termination or nonrenewal of the dealer agreement;

●	the imposition of additional conditions in subsequent dealer agreements;

●	limitations on boat inventory allocations;

●	reductions in reimbursement rates for warranty work performed by the dealer;

●	loss of certain manufacturer-to-dealer incentives;

●	denial of approval of future acquisitions; or

●	the loss of exclusive rights to sell in the geographic territory.

These events could have a material adverse effect on our product availability, competitive position and financial performance.

The failure to receive rebates and other manufacturer incentives on inventory purchases or retail sales could substantially reduce our margins.

We rely on manufacturers’ programs that provide incentives for dealers to purchase and sell particular boat makes and models or for consumers to buy particular boat makes or models. Any eliminations, reductions, limitations or other changes relating to rebate or incentive programs that have the effect of reducing the benefits we receive, whether relating to the ability of manufacturers to pay or our ability to qualify for such incentive programs, could increase the effective cost of our boat purchases, reduce our margins and competitive position and have a material adverse effect on our financial performance.

We depend on our ability to attract and retain customers.

Our future success depends in large part upon our ability to attract and retain customers for our boat sales, repair and maintenance services, parts and accessories and finance & insurance products. The extent to which we achieve growth in our customer base and retain existing customers materially influences our profitability. Any number of factors could affect our ability to grow and maintain our customer base. These factors include consumer preferences, the frequency with which customers utilize our products, repair and maintenance services and finance & insurance products, general economic conditions, our ability to maintain our dealership locations, weather conditions, the availability of alternative services, protection plans, products and resources, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of our brands. Any significant decline in our customer base, or the usage of our services, protection plans or products by our customers could have a material adverse effect on our business, financial condition and results of operations.

We depend on income from financing, insurance and extended service contracts.

A portion of our income results from referral fees derived from the placement or marketing of various finance & insurance products, consisting of customer financing, insurance products and extended service contracts, the most significant component of which is the participation and other fees resulting from our sale of customer financing contracts.

The availability of financing for our boat purchasers and the level of participation and other fees we receive in connection with such financing depend on the particular agreement between us and the lender and the current interest rate environment. Lenders may impose terms in their boat financing arrangements with us that may be unfavorable to us or our customers, resulting in reduced demand for our customer financing programs and lower participation and other fees. Laws or regulations may be enacted nationally or locally which could result in fees from lenders being eliminated or reduced, materially impacting our operating results. If customer financing becomes more difficult to secure, it may adversely impact our business.

Changes, including the lengthening of manufacturer warranties, may reduce our ability to offer and sell extended service contracts which may have a material adverse impact on our ability to sell finance and insurance products. Moreover, these products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

Although boat dealers are generally excluded from regulatory oversight under the Dodd-Frank Wall Street Reform and Consumer Protection Act, future changes in law could lead to additional, indirect regulation of boat dealers through its regulation of other financial institutions which provide such financing to our customers.

If interest rates rise, the fees we receive in connection with the financing may be limited or reduced as customers become more interest rate sensitive and the spreads that we are able to charge are compressed. The reduction of profit margins on sales of finance & insurance products or the lack of demand for or the unavailability of these products could have a material adverse effect on our operating margins.

Our operations are dependent upon key personnel and team members.

Our success depends, in large part, upon our ability to attract, train, and retain qualified team members and executive officers, as well as the continuing efforts and abilities of team members and executive officers. Although we have employment agreements with certain of our executive officers and management succession plans, we cannot ensure that these or other executive personnel and team members will remain with us, or that our succession planning will adequately mitigate the risk associated with key personnel transitions. Expanding our operations may require us to add additional executive personnel and team members in the future. As a result of our decentralized operating strategy, we also rely on the management teams of our marine retailers. In addition, we likely will depend on the senior management of any significant businesses we acquire in the future. The loss of the services of one or more key employees before we are able to attract and retain qualified replacement personnel could adversely affect our business. Additionally, our ability to manage our personnel costs and operating expenses is subject to external factors such as unemployment levels, prevailing wage rates, healthcare and other benefit costs, changing demographics and our reputation and relevance within the labor markets where we are located. Increases in the prevailing wage rates due to competitive market pressures or other factors could increase our personnel costs and operating expenses and have a material adverse effect on our business.

Customer trust and reputation are crucial in the yacht sales industry.

Customer trust and reputation are crucial in the yacht sales industry. Negative customer experiences, disputes over financing terms, warranty claims, or poor service execution could harm the OTH brand. The Company prioritizes transparency, high service standards, and long-term customer relationships to mitigate reputational risks.

If we cannot dispose of pre-owned boats acquired through our trade-in or direct purchase processes at prices that allow us to recover its costs, our profitability will be adversely affected.

The resale values of any pre-owned boats that we acquire through trade-ins or direct purchase may be lower than our estimates, which are based on expected retail sales prices. If the resale value of the pre-owned boats we acquire is lower than our estimates and/or we are not able to resell them timely or at all, it could have a material adverse effect on our business, results of operations and financial condition.

Additionally, certain pre-owned boats or other vehicles that we acquire through trade-ins may fail to meet our retail quality standards. Instead, we sell these units through a wholesale process. If the prices that we receive for our pre-owned boats sold in this process are not sufficient to cover the prices paid or credit given at trade-in for such pre-owned boats, it could have a material adverse effect on our business, results of operations and financial condition.

We rely on Floorplan Financing

OTH relies heavily on floorplan financing arrangements to acquire, hold, and sell inventory across its wholesale, brokerage, and new boat sales operations. These credit facilities allow us to fund the purchase of boats before they are sold to end customers, and are essential to maintaining a broad and competitive selection of inventory.

OTH currently has total floorplan financing of up to $60 million, of which only $25.3 million was utilized as of December 31, 2025 under our existing arrangement with Red Oak Inventory Finance (“Red Oak”). While we are currently under the financing cap, in order to meet our financial objectives we will continue to rely more and more on this financing option and it may restrict our ability to make opportunistic acquisitions. The cap also limits our ability to pursue new or larger transactions that require greater floorplan availability.

Any disruption to our access to floorplan financing—whether due to changes in lender underwriting criteria, rising interest rates, reductions in credit limits, or a tightening of capital markets—could materially impair our ability to stock sufficient inventory. This, in turn, may reduce sales volume, limit customer choice, and negatively affect our revenue and profitability.

As interest rates rise, the cost of carrying inventory through floorplan facilities also increases, which can compress margins or force changes to our pricing strategy. Additionally, if lenders impose more restrictive terms, require increased collateral, or reintroduce or increase personal guarantees, it may limit our ability to scale or capitalize on opportunistic bulk purchases.

Risks Related to Our Industry and Competition

The yacht and boat sales industry is highly sensitive to macroeconomic conditions and may experience severe fluctuations.

The yacht and boat sales industry is highly sensitive to macroeconomic conditions, including GDP growth, interest rates, consumer confidence, and discretionary spending. During economic downturns, consumers may postpone or forego luxury purchases like yachts and boats, which could result in lower sales and reduced profit margins. Similarly, fluctuations in financial markets, employment levels, and inflation rates may influence consumer behavior and financing availability. Higher interest rates or tightened credit markets could reduce the affordability of boat purchases, especially for discretionary or financed transactions, leading to lower overall demand for new and pre-owned vessels. Similarly, rising inflation or economic uncertainty may lead consumers to delay or reduce spending on high-ticket leisure items such as boats.

Our business, as well as the entire retail marine industry, is highly seasonal, with seasonality varying in different geographic markets.

Our business, along with the broader retail marine industry, is highly seasonal. Sales activity for both new and pre-owned boats generally peak during the spring and summer months, particularly in northern markets where boating is limited to warmer seasons. Conversely, sales tend to slow significantly during the fall and winter months, especially in colder climates. This seasonal variation affects not only transaction volume but also inventory turnover, revenue recognition, and cash flow.

Geographic markets experience seasonality differently. For example, southern coastal markets such as Florida and parts of the Gulf Coast often maintain year-round boating activity and sales, while northern regions such as the Northeast or Great Lakes are subject to more pronounced seasonal slowdowns. As we continue to expand our footprint nationally, we may experience increased variability in our operational and financial performance due to regional differences in seasonality.

This seasonality can impact our ability to forecast revenue and plan inventory purchases, staffing levels, and marketing expenditures. Additionally, seasonal fluctuations may become more pronounced during periods of economic uncertainty or adverse weather conditions, which could further reduce consumer activity and discretionary spending during peak sales windows.

We face intense competition.

We operate in a highly competitive and fragmented environment. In addition to facing competition generally from recreational businesses seeking to attract consumers’ leisure time and discretionary spending dollars, the recreational boat industry itself is highly fragmented, resulting in intense competition for customers, quality products, boat show space and suitable dealership locations. We rely to a certain extent on boat shows to generate sales. Our inability to participate in boat shows in our existing or targeted markets, including due to cancellations of boat shows, could have a material adverse effect on our business, financial condition and results of operations.

The yacht and boat sales industry is highly competitive, with OTH competing against large national dealerships, independent brokers, online marketplaces, and manufacturers selling directly to consumers. Some competitors have greater financial resources, larger inventories, or extensive marketing budgets, which could impact our market share.

Additionally, online sales platforms have transformed the industry, increasing competition from digital marketplaces. To remain competitive, OTH continuously invests in technology, customer service, and digital marketing strategies. However, our inability to compete effectively with existing or potential competitors could have a material adverse effect on our business, financial condition and results of operations.

Failure to implement strategies to enhance our performance could have a material adverse effect on our business and financial condition.

We are increasing our efforts to grow our distribution, repair and maintenance services, parts and accessories, and financing and insurance businesses to better serve our customers and thereby increasing revenue and improving profitability as a result of these comparatively higher margin businesses. These efforts are designed to increase our revenue and reduce our dependence on the sale of new and pre-owned boats. In addition, we are pursuing strategic acquisitions to capitalize upon the consolidation opportunities in the highly fragmented recreational boat dealer industry by acquiring additional marine retailers and related operations and improving their performance and profitability through the implementation of our operating strategies. These business initiatives have required, and will continue to require, us to add personnel, invest capital, enter businesses or geographic regions in which we do not have extensive experience and encounter substantial competition. As a result, our strategies to enhance our performance may not be successful and we may increase our expenses or write off or impair such investments if not successful.

Demand in the powerboat industry is highly volatile.

Volatility of demand in the powerboat industry, especially for recreational powerboats and electric powerboats, may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for recreational powerboat and electric powerboat sales depends to a large extent on general, economic and social conditions in a given market. Historically, sales of recreational powerboats decrease during economic downturns. We have fewer financial resources than more established powerboat manufacturers to withstand adverse changes in the market and disruptions in demand.

General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

Demand for premium boat brands has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the U.S. or in the specific markets where we sell our products. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher gas prices, higher interest rates, and increases in federal and state taxation may each materially adversely affect our business, financial condition, and results of operations.

Consumers often finance purchases of our products. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for boats, and may continue to do so. There continue to be fewer lenders, tighter underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Other recreational activities, poor industry perception, real or perceived human health or safety risks, changing consumer attitudes and environmental conditions can adversely affect the levels of boat purchases.

Demand for our products can be adversely affected by competition from other activities that occupy consumers’ time, including other forms of recreation as well as religious, cultural and community activities. In addition, real or perceived human health or safety risks from engaging in outdoor activities generally or boating activities specifically could deter consumers from purchasing our products. Local environmental conditions in the areas in which we operate dealerships could also adversely affect the levels of boat purchases, including adverse weather conditions or natural disasters. Changing trends and attitudes toward large discretionary purchases on the part of younger consumers in particular, who may prefer to share or borrow a boat rather than incur the expense of ownership, may impact our future sales. Further, as a seller of high-end consumer products, we must compete for discretionary spending with a wide variety of other recreational activities and consumer purchases. In addition, perceived hassles of boat ownership and customer service and customer education throughout the retail boat industry, which has traditionally been perceived to be relatively poor, represent impediments to boat purchases. We may attempt to shift the focus or product mix in response to changing consumer sentiments, but there is no guarantee that we will be successful.

Policy changes affecting international trade could adversely impact the demand for our products and our competitive position.

Changes in government policies on foreign trade and investment can affect the demand for our products and services, impact the competitive position of our products and services or prevent us from being able to sell products and services in certain countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, economic sanctions, anti-boycott laws, exchange controls or new barriers to entry could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the Trump Administration has announced tariffs on certain imports from Canada, Mexico and the EU, among others, that could affect the demand for our products. Such tariffs and any retaliatory tariffs (including those announced by China, Canada and Mexico in March 2025) may put upwards pressure on prices in other jurisdictions from which we purchase product components, which could reduce our ability to offer competitive pricing to potential customers. We cannot predict what changes to trade policy will be made by the Trump Administration, the U.S. Congress or other governments, including whether existing tariff policies will be maintained or modified or whether the entry into new bilateral or multilateral trade agreements will occur, nor can we predict the effects that any such changes would have on our business or the global economy. Changes in U.S. trade policy, or threat of such changes, have resulted and could again result in reactions from U.S. trading partners, including adopting responsive trade policies making it more difficult or costly for us to export our products or import products or product components from countries where we currently purchase products or product components or sell products or services. Such changes, or threatened changes, to trade policy or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, could materially and adversely affect our business, financial condition, results of operations and liquidity.

We face substantial supplier and inventory acquisition risks.

OTH sources boats from private sellers, dealers, repossession auctions, and trade-ins. Disruptions in any of these supply channels, such as manufacturer production delays, trade-in slowdowns, or lender policy changes affecting repossessions, could impact our ability to maintain an optimal inventory. Pricing volatility or limited availability in certain boat categories could also affect profit margins.

In addition, we rely on certain exclusive dealer agreements to source boats from specific manufacturers. For example, Off the Hook Yacht Sales NC, LLC is the exclusive dealer for Yellowfin Yachts LLC (“Yellowfin”) in North Carolina. This dealer agreement is renewed on a year-to-year basis and may be terminated by the manufacturer at any time. If this agreement is not renewed or is terminated, we could lose access to key products, which would have a material adverse effect on our business, results of operations, and financial condition.

We face marine asset and repossession risks

Our Marine Asset Recovery (MAR) division provides a valuable inventory source through the acquisition and resale of repossessed boats. However, changes in lender policies, consumer protection laws, or state and federal regulations could limit our ability to access or efficiently process these assets.

Repossession practices vary by jurisdiction and may involve complex legal procedures, delays, or disputes. Legal challenges from borrowers or increased regulatory scrutiny could lead to higher costs, reputational risk, or operational slowdowns. Additionally, a shift in lender behavior, such as retaining repossessions in-house, could reduce the volume of available inventory. While MAR remains an important part of our supply chain, it is subject to legal and regulatory risks that could impact its future performance.

Manufacturer recall campaigns could adversely affect our business.

Manufacturer recall campaigns could adversely affect our new and pre-owned boat sales or customer residual trade-in valuations, could cause us to temporarily remove boats from our inventory, could force us to incur increased costs and could expose us to litigation and adverse publicity related to the sale of recalled boats, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Climatic events may adversely impact our operations, disrupt the business of our third party vendors on whom we rely upon for products and services, and may not be adequately covered by our insurance.

Climatic events in the areas where we operate have caused, and future climatic events may cause, disruptions and in some cases delays or suspensions in our operations that adversely impacted our business. For example, the physical effects of unseasonably wet weather, drought conditions, extended periods of below freezing weather, tropical storms, hurricanes, flooding, or other natural disasters have forced and may in the future force boating areas to close or render boating dangerous. This has resulted in and, in the future, could result in reduced customer demand for our products and services. One or more of these climatic events has in the past and may in the future result in physical damage to, or closure of, one or more of our facilities, and disruption or reduction in the availability of products. Concerns regarding global changes in climate could also adversely affect the levels of boat purchases.

In addition, the physical effects of climatic events, including wintry conditions, increased frequency and severity of tropical storms or hurricanes, tornadoes, fires, floods and other natural disasters, as well as sea level rise, could result in the disruption of our operations and/or third party supply chain vendors on whom we rely upon for products and services, including boat deliveries from manufacturers, damage to or inadvertent releases from fueling stations, or damage to or the loss of our boat inventories and facilities as has been the case when the Southeast and Gulf Coast regions and other markets have been affected by hurricanes such as Hurricane Helene, and Hurricane Milton in 2024. Such disruptions in our supply chain could damage our on-site inventory at our locations, result in remedial liability or administrative penalties, or cause serious limitations or delays in the operations of our locations. We maintain hurricane and casualty insurance, subject to deductibles, but such coverage may become significantly more expensive or impossible to procure in the future. Our planning for normal climatic variation, insurance programs and emergency recovery plans may inadequately mitigate the effects of such climatic conditions, and not all such effects can be predicted, eliminated, mitigated, or insured against. Accordingly, while we traditionally maintain property and casualty insurance coverage for damage caused by climatic events such as severe weather or other natural disasters, there can be no assurance that such insurance coverage is adequate to cover losses that we may sustain as a result thereof or that we will be able to procure coverage on commercially reasonable terms for such events in the future.

Increases in fuel prices may adversely affect our business.

All of the recreational boats we sell are powered by gasoline or diesel engines. Consequently, a significant increase in the price or tax on the sale of fuel on a regional or national basis could have a material adverse effect on our sales and operating results. Increases in fuel prices may negatively impact boat sales. The price of or tax on fuels may significantly increase in the future, adversely affecting our business.

The availability of boat insurance is critical to our success.

The availability of boat insurance is critical to our success. The ability of our customers to secure reasonably affordable boat insurance that meets the requirements of lenders financing their purchases is essential to closing transactions in both our retail and wholesale channels. Historically, such insurance has been readily accessible and competitively priced.

However, as a severe storm approaches land, particularly in coastal regions, insurers often impose temporary underwriting moratoriums, halting the issuance of new policies. This can delay or derail transactions that are pending funding or delivery, particularly in peak sales periods. In addition, increased storm activity and broader climate-related risks have led to higher insurance premiums and more restrictive underwriting in certain markets, which may impact customers’ purchasing decisions or disqualify some buyers from obtaining financing.

If the cost or availability of boat insurance were to deteriorate significantly, either regionally or industry-wide, it could materially reduce the demand for boats and adversely impact our sales volume, financing operations through Azure Funding, and overall business performance.

We face expansion and acquisition risks

OTH’s growth strategy includes acquiring dealerships, expanding its broker network, and investing in marina properties. While these initiatives support long-term expansion, they also introduce risks related to:

●	Integration of acquired businesses and teams

●	Unexpected costs or operational inefficiencies

●	Challenges in scaling systems, logistics, and customer service

To manage these risks, OTH conducts thorough due diligence and phased growth strategies to ensure successful expansion.

Risks Related to Regulatory & Compliance Challenges

Environmental and other regulatory issues impact our operations from time to time.

Our operations are subject to stringent federal, state and local laws and regulations governing such matters as finance & insurance, consumer protection, consumer privacy, escheatment, anti-money laundering, releases, discharges and emissions or other releases into the environment and environmental protection, human health and safety, and employment practices, including wage and hour and anti-discrimination legal requirements. These laws and regulations affect many aspects of our operations, such as requiring the acquisition and renewal of permits, licenses and other governmental approvals to conduct regulated activities, including the retail sale of recreational boats, restricting the manner in which we use, handle, store, recycle, transport and dispose of discarded substances and wastes, responding to and performing investigatory, remedial and corrective actions with respect to any discharges and emissions or other release of regulated substances, requiring capital and operating expenditures to construct, maintain and upgrade pollution control and containment equipment and facilities, imposing specific human health and safety criteria addressing worker protection, and imposing liabilities for failure to comply with applicable environmental or other legal requirements, pollution incidents or inappropriate payment or treatment of our workers with respect to our operations. The failure to satisfy those and other legal requirements could have a material adverse effect on our business, financial condition, and results of operations. In addition, failure to comply with those and other legal requirements, or with U.S. trade sanctions, the U.S. Foreign Corrupt Practices Act and other applicable laws or regulations could result in the assessment of damages, the imposition of sanctions including monetary penalties, changes to our processes, or a delay, suspension or cessation of our operations, as well as damage to our image and reputation, all of which could have a material adverse effect on our business, results of operations and financial condition.

Numerous governmental agencies, including OSHA, the EPA and similar federal agencies as well as analogous state and local agencies regulate and maintain enforcement authority over the operation of our locations, repair facilities, and other operations, with respect to matters such as consumer protection, human safety and environmental protection, including any contamination of or releases into ambient air, surficial and subsurface soils, surface water and groundwater. Marine engine manufacturers are subject to emissions standards imposed under the CAA, and the EPA has enacted a number of legal requirements imposing more stringent emissions standards for two-cycle, gasoline outboard marine engines. It is possible that regulatory bodies such as the EPA may impose more stringent emissions standards in the future for marine engines, including with respect to recreational use. Any increased costs of those manufacturers producing engines resulting from current or future EPA standards could be passed on to dealers in the retail recreational boat industry, such as ourselves, or could result in the inability of, or potential unforeseen delays by, these manufacturers to manufacture and make timely delivery of recreational boats to such dealers, which developments could have a material adverse effect on our business, results of operations and financial condition. Moreover, we cannot guarantee that would be able to pass any such increased costs on to our customers, and such increased costs could deter customer interest and otherwise adversely affect boating sales.

As with companies in the marine retail industry generally, and parts and service operations in particular, our business involves the use, handling, storage, transportation and contracting for recycling or disposal of waste materials, including hazardous or toxic substances and wastes as well as environmentally sensitive materials, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline, and diesel fuels. Laws and regulations regarding the prevention of pollution or remediation of environmental contamination generally apply regardless of whether we lease or purchase the land and facilities. Additionally, certain of our locations and/or repair facilities utilize USTs and ASTs, primarily for storing and dispensing petroleum-based products. Storage tanks in the United States are generally subject to financial responsibility requirements and testing, containment, upgrading and removal requirements under the RCRA, and its state law counterparts, as well as federal, state and local legal standards relating to investigation and remediation of contaminated soils, surface water and groundwater resulting from leaking tanks and associated inground lifts. We also may be subject to civil liability to third parties for remediation costs or other damages if our owned or operated tanks leak or leakage migrates onto the property of others.

We are subject to regulation by federal, state, and local authorities establishing investigatory, remedial, human health and environmental quality standards and imposing liability related thereto, which liabilities may include sanctions, including monetary penalties for violations of those standards. Certain of our locations and/or repair facility properties have been operated in the past by third parties whose use, handling and disposal of petroleum-based products or wastes were not under our control. Given the strict liability nature of environmental laws, we may be liable for the remediation of such past releases notwithstanding that our operations did not cause or contribute to the contamination.

We also are subject to laws, ordinances, and regulations governing investigation and remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling, or disposal. In particular, CERCLA, also known as the Superfund law, and analogous state laws, impose strict joint and several liability on generators, transporters, disposers and arrangers of hazardous substances at sites where hazardous substance releases have occurred or are threatening to occur.

A majority of states have adopted Superfund laws comparable to and, in some cases, more stringent than CERCLA. If we were to be found to be a responsible party under CERCLA or a similar state statute, we could be held liable for all investigative and remedial costs associated with addressing such contamination as well as for natural resource damages. In addition, claims alleging personal injury or property damage may be brought against us as a result of alleged exposure to hazardous substances resulting from our operations. Moreover, certain of our locations are located on waterways that are subject to federal laws, including the Clean Water Act and the OPA, as well as analogous state laws regulating navigable waters, oil pollution (including prevention and cleanup of the same), adverse impacts to fish and wildlife, and other matters. For example, under the OPA, owners and operators of vessels and onshore facilities may be subject to liability for removal costs and damages arising from an oil spill in waters of the United States.

We could be required to conduct remediation in the future in accordance with applicable state and federal standards in the cleanup of petroleum hydrocarbons or other substances or wastes released on, under or from properties owned or leased by us, including some of our properties that were previously used as gasoline service stations. For example, we are performing soil and groundwater monitoring activities as required by applicable state and federal standards. We may also be required in the future to remove USTs, ASTs and inground lifts containing petroleum-based products and hazardous or toxic substances or wastes should they represent a risk of release or threatened release into the environment. Historically, our costs of compliance with these investigatory, remedial and monitoring requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business, results of operation and financial condition. We also may have additional storage tank liability insurance and other insurance coverage with respect to pollution-related liabilities where available, but such coverages may be insufficient to address such liabilities. Environmental laws and regulations are comprehensive and subject to frequent change. Compliance with amended, new, or more stringent laws or regulations, more strict interpretations of existing laws, or the future discovery of environmental conditions may require additional expenditures by us, and such expenditures may be material.

Additionally, certain states have imposed legal requirements or are considering the imposition of such requirements that would obligate buyers and/or operators of recreational boats to obtain a license in order to operate such boats. These requirements could discourage potential buyers of recreational boats, thereby limiting future sales and adversely affecting our business, financial condition, and results of operations.

Furthermore, the Patient Protection and Affordable Care Act increased our annual employee health care costs that we fund, and significantly increased our cost of compliance and compliance risk related to offering health care benefits.

Moreover, adverse changes in labor policy could lead to increased unionization efforts, which could lead to higher labor costs, disrupt our locations operations, and adversely affect our business, results of operations and financial condition.

We have established online marketplaces and a failure in such online operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Consumers are increasingly embracing shopping online and through mobile commerce applications. However, consumer preferences and e-commerce buying trends could change, and we may be vulnerable to additional risks and uncertainties associated with online sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Online marketplaces may also increase our access to sensitive, confidential or personal data or information that is subject to data privacy and information security laws and regulations. Our failure to successfully respond to these risks and uncertainties could reduce our online sales, increase our costs, diminish our growth prospects, damage our brands, and subject us to regulatory fines or investigations, which could negatively impact our operations and stock price. In addition, there is no guarantee that we will be able to successfully expand our online platforms. Our competitors may have e-commerce businesses that are substantially larger and more developed than ours, which could place us at a competitive disadvantage. If we are unable to expand our online platforms, our growth plans could suffer, and the price of our Common Stock could decline.

As OTH expands its digital platforms, CRM system, and financing operations, protecting sensitive customer and transaction data becomes increasingly critical. A cyberattack, data breach, or system failure could disrupt operations and lead to financial losses, regulatory scrutiny, or reputational harm. We believe OTH invests in strong cybersecurity measures and risk management protocols to safeguard its technology infrastructure.

We may be exposed to lawsuits from time to time, which could affect us adversely.

As a company operating in boat sales, financing, and repossession, OTH may be exposed to potential lawsuits, contract disputes, and regulatory enforcement actions. Legal matters related to consumer protection, financing terms, repossession practices, or employment issues could arise. While we believe that the company maintains strong legal compliance measures to minimize exposure, such exposure to litigation could affect our reputation adversely and come with costly compliance costs.

Risks Related to Intellectual Property

A significant portion of our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating our products, product candidates, and brands.

OTH utilizes proprietary sales processes, technology, and customer data management tools to optimize operations. However, there is no guarantee that competitors won’t attempt to replicate certain strategies. While OTH does not rely on patents, maintaining trade secrets and operational know-how is essential to protecting its competitive advantage.

We have not protected our intellectual property rights through patents or formal copyright registration, and . There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours resulting in us selling less products or generating less revenue from our sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have recently begun to use confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect our proprietary technology and processes. We intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may need to defend ourselves against patent, copyright or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

The status of the protection of our intellectual property is unsettled as we do not have any issued patents, registered trademarks or registered copyrights for most of our intellectual property and other than one patent application, we have not applied for the same. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We may be unable to adequately maintain, enforce, and protect our intellectual property rights and we may be accused of infringing the intellectual property rights of third parties, which could have a material adverse effect on our business, financial condition, and operations.

It is possible that competitors or other third parties may attempt to unlawfully copy, obtain or otherwise use our trade names, trademarks, patents, or other intellectual property or proprietary information without our consent. We take commercially reasonable measures designed to identify and protect our intellectual property. However, monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken may not be sufficient to effectively prevent third parties from infringing, misappropriating, diluting or otherwise violating our intellectual property rights. From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming and expensive and could result in the impairment or loss of the intellectual property involved. There is no guarantee that the steps we take to protect our intellectual property, including litigation, when necessary, will be successful.

We cannot assure that our intellectual property rights will be effectively utilized, maintained, or, if necessary, successfully enforced against third parties. There is a risk that we will not be able to obtain and perfect our own intellectual property rights, or, where appropriate, license from others intellectual property rights. Our intellectual property rights, and any additional rights we may obtain in the future, may be invalidated, circumvented or challenged, and the legal costs necessary to protect our intellectual property rights could be significant. Our failure to obtain registered intellectual property rights, or maintain or successfully assert intellectual property rights could harm our competitive position and could have a material adverse effect on our financial condition, results of operations and cash flows.

We may also be subject to infringement, misappropriation, dilution, or other violation complaints from others asserting our use of intellectual property rights owned or alleged to be owned by third parties. Litigation related to such claims, whether or not meritorious, may result in injunctions against us or the payment of damages. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert our resources and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have a material adverse effect on our business, operations, and financial condition.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity.

Risk Management and Strategy

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and review our cybersecurity policies, processes, and practices. To help protect our information systems from cybersecurity threats, we use a suite of security and business continuity tools and employ knowledgeable resources internally to implement and monitor these risks. The tools that we use are designed to help us proactively identify, monitor, investigate and resolve security incidents in a timely manner. Our cybersecurity is managed through the following important categories:

●	Infrastructure & Hosting: We utilize a layered cybersecurity approach designed to protect our systems, applications, and data. Our applications are hosted on secure cloud infrastructure and are protected by network-level security controls, restricted access configurations, encryption, and firewall protections. Our database environments are not publicly accessible, and we maintain regular automated backups and system updates to support business continuity and data protection.

●	Network and Perimeter Security: We employ third-party network and perimeter security services to help protect our applications and infrastructure from cybersecurity threats. These services provide traffic filtering, distributed denial-of-service mitigation, web application firewall protection, bot detection, encryption, and secure domain name system management. These controls are designed to help identify and block malicious traffic and common web-based attack vectors before they reach our systems, thereby enhancing the security, availability, and integrity of our applications and data.

●	Access Controls and Authentication: Our CRM has role-based access controls built into the system where users are assigned specific roles that restrict their data and functionality. These roles are based on the minimum amount of access they require as part of their company function. We have a built-in authentication system with automatic timeouts for inactive users.

●	Encryption and Data Protection: We endeavor to use appropriate encryption methods to protect sensitive data. This includes the encryption of customer data, financial information, and other confidential data. All traffic is encrypted via SSL/TLS certificates and no unencrypted access is permitted.

The above cybersecurity risk management processes are integrated into the Company’s overall enterprise risk management program. Cybersecurity risks are understood to be significant business risks, and as such, are considered an important component of our enterprise-wide risk management approach.

As of the date of this report we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, financial condition, results of operations or cash flows. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. See “Risk Factors” for additional information about the risks to our business associated with a breach or compromise of our information or operational technology systems.

Governance

Our Board oversees our risk management process, including as it pertains to cybersecurity risks, directly and through its committees. The Audit and Governance Committee of the board oversees our risk management program, which focuses on the most significant risks we face. Meetings of the Audit and Governance Committee include discussions of specific risk areas throughout the year. The Board considers cybersecurity to be a vital aspect of corporate governance.

Item 2. Properties.

Our corporate headquarters are located at 1701 Jel Wade Dr, Wilmington NC, 28401. The Company leases the following locations:

Location	Purpose	Floor Space	Expiration Date
Wilmington, North Carolina (Corporate Office)	Offices and Storage	7,000 square feet	March 31, 2030
Fort Lauderdale, Florida	Offices	1,125 square feet	October 31, 2035
Tampa, Florida	Offices	1,500 square feet	March 31, 2027
Wilmington, North Carolina	Boat Storage	11 Acres	August 31, 2029
Jupiter, Florida		5,768 square feet	June 30, 2032
Stevensville, Maryland	Offices	933 square feet	October 31, 2026
Stevensville, Maryland	Boat Repair Facility		March 31, 2027
Kent Island, Maryland	Boat Storage	1.46 Acres	December 31, 2030
Wilmington, North Carolina	Boat Storage	4.2 Acres	June 30, 2030

We believe that our facilities are adequate for our current operations.

Item 3. Legal Proceedings.

We are involved in various legal proceedings and such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between the affected parties and other actions. Management performs an analysis of the probability and potential size of the loss and accrues a liability and/or discloses the necessary information as appropriate. Management does not believe that it is reasonably probable that the pending litigation, disputes or claims will have a material adverse effect on its financial condition, results of operations or cash flows. The outcome of any matter cannot be predicted with certainty, and an unfavorable resolution of one or more matters presently known or arising in the future could have a material adverse effect on the Company’s financial condition, liquidity or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Market Information

Our Common Stock is traded on the NYSE under the symbol “OTH.” As of March 31, 2026, there were 24,320,000  shares of Common Stock outstanding.

Holders of Record

As March 15, 2026 there were approximately 75 stockholders of record for our common stock. The actual number of holders is greater than this number of record holders because many of our shares are held by brokers and other institutions on behalf of shareholders and therefore, we are unable to estimate the total number of beneficial shareholders.

Dividends

We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the growth of our business. Payments of any cash dividend in the future will depend on our financial condition, results of operations and cash flows as well as other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

The 2025 Equity Incentive Plan has 4,000,000 shares reserved to be used as compensation to employees and contractors. In Q4 2025 the Company granted 3.8 million RSU’s with varying vesting terms and conditions. The vesting terms range from immediate vesting to five years and more than 50% of the awards granted have a performance condition associated with them. Of these grants, 360,000 shares have been vested and 3.4 million RSU’s remain unvested.

Recent Sales of Unregistered

Securities None.

Issuer’s Purchases of Equity Securities

On January 8, 2026, the Board of Directors authorized a share repurchase program of up to $1.0 million of outstanding shares of common stock. Repurchases under the share repurchase program may be made at any time or from time to time, without prior notice, in the open market or in privately negotiated transactions at prevailing market prices. Since the commencement of this plan, no shares have been repurchased by the Company.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview and Business Trends

We are a premier yacht and boat dealership specializing in the buying, selling, and wholesaling of yachts and boats. As one of the largest boat buyers and sellers in the industry, OTH has become a nationally recognized leader in the marine industry, offering a comprehensive suite of services that spans the entire boat value chain from purchasing, financing, servicing, to selling, disposing, asset recovery, and repossession of boats. The Company has eight physical locations strategically located across the United States and with brokers operating nationwide, that the Company believes that it provides unparalleled reach and accessibility to clients around the country, and believes that it is the largest used boat buyer and seller in the United States.

The Company has approximately 65 brokers, positioned throughout the United States, specialize in navigating the pre-owned regional markets while maintaining a client-focused approach. By leveraging its nationwide broker network, advanced CRM technology, and synergistic portfolio of entities, the Company delivers exceptional value to clients.

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

In addition to our company owned websites, Boatsandbuyers.com and Webuyboats.com provide boat auction and lead generation services.Www.webuyboats.com, our proprietary lead-generation platform, serves as a national pipeline for high-quality pre-owned boat inventory. The site attracts private sellers and dealers looking to quickly liquidate trade-in boats and pre-owned vessels. These leads directly fuel the Company’s wholesale and brokerage operations, supporting our high volume, showroom-free model. Www.boatsandbuyers.com is an auction platform that allows people to access a national audience of potential boat buyers and create seven-day auctions on a no-reserve or fair reserve listing and sell the boat without negotiating or commissions. It allows buyers to create alerts for boats they are looking for and instantly make an offer without negotiating.

Looking ahead, our strong market presence and forward-thinking approach, our company stands ready to lead the way in shaping the future of the pre-owned boating in 2026 and beyond.

Corporate Structure and Background

OTH is a company established in Nevada. It is a holding company established on January 3, 2025 with no business operation. OTH and all the subsidiaries are collectively referred to as the “Company”. The Company is one of the largest marine wholesalers in the United States. OTH, through its subsidiaries, Off The Hook Yacht Sales NC, LLC and Boat Center sell yachts and boats to the public. Azure is a recreational loan broker and lender, focused on providing financing services to individuals for marine, aviation and recreational vehicle purchases. The Company engages primarily in the retail sales, brokerage, and service of new and pre-owned boats, yachts and trailers, and offers maintenance, slip and storage accommodation in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with Azure or third-party lenders and insurance companies.

In connection with our initial public offering, we reorganized our corporate structure as follows:

1.	Holders of equity interests in the entities listed below agreed to undertake a restructuring of their ownership interests in the OTH Companies by consolidating such companies under the Company, whereby upon completion of the consolidation, the OTH Owners collectively own 100% of the issued and outstanding shares of common stock of the Company, and each of the OTH Companies will be a wholly owned subsidiary of the Company:

●	Off the Hook Yacht Sales NC, LLC, a North Carolina limited liability company;
●	Azure Funding, LLC, a North Carolina limited liability company; and
●	OTH Simon Marine YF LLC, a North Carolina limited liability company.

2.	Pursuant to the Amended and Restated Agreement for the Purchase and Sale of Capital Stock dated July 3, 2025 (the “Amended SPA”), the OTH Owners will, in the aggregate, sale and transfer to Off The Hook Acquisition Corp, a Florida corporation (the “OTH FL”), such number of shares of common stock of the Company representing 25% of the issued and outstanding shares of the Company (the “Transferred Securities”) for the consideration of $3 million payable by OTH FL directly to the OTH Owners (not the Company) as follows:

●	$600,000 paid in cash as a non-refundable deposit upon the execution of the Amended SPA; and
●	The balance of $2.4 million shall be payable at the closing under the Amended SPA, which shall occur upon, among other things, the Company’s registration statement on form S-1 being declared effective by the Securities and Exchange Commission.
●	The Transferred Securities will not be registered in this offering and will be locked up pursuant to lock-up agreements for 180 days following the closing of this offering.

3.	After the consummation of the consolidation of the OTH Companies and the transaction contemplated under the Amended SPA, but before the closing of this offering, the OTH Owners will collectively hold 75% of the issued and outstanding shares of the Company, and OTH FL will hold the remaining 25% of the issued and outstanding shares of the Company.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

Overall, revenue increased by $20.9 million, or 21.1%, to $119.9 million for the year ended December 31, 2025, from $99.0 million for the year ended December 31, 2024. The revenue growth is mainly driven by a higher floor plan limit, which enabled us to sustain greater utilization throughout the year. Average monthly utilization increased by $10.2 million, or 78%, to $23.4 million for 2025. Additionally, the brokers we recently hired for OTHYS and our new premier brokerage division, Autograph Yacht Group, contributed to our revenue growth. These two moves allowed us to increase the number of new and pre-owned boats sold.

New Boat Sales

New boat sales increased by $3.5 million, or 32.0%, to $14.5 million for the year ended December 31, 2025 from $11.0 million for the year ended December 31, 2024. For the year ended December 31, 2025, we sold 21 new units compared to approximately 17 units for the fiscal year ended December 31, 2024, an increase partially attributable to increased marketing efforts and more focused sales efforts on those new boat brands.

Pre-owned Boat Sales

Pre-owned boat sales increased by $16.9 million, or 20.0%, to $101.7 million for the year ended December 31, 2025 from $84.8 million for the year ended December 31, 2024. For the year ended December 31, 2025, we sold approximately 426 pre-owned units compared to approximately 321 pre-owned units for the year ended December 31, 2024. Average price per for our inventory pre-owned boat sale transaction was $449,420 (240 units) for the year ended December 31, 2025 and $509,694 (192) for the year ended December 31, 2024. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage and consignment), which causes periodic and seasonal fluctuations in the average sales price.

Finance Income – Azure

Revenue from arranging financing products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies decreased by $0.4 million, or 12.8%, to $2.6 million for the year ended December 31, 2025 from $3.0 million for the year ended December 31, 2024. This decrease can be attributed to fluctuations in our customer mix, with more high end buyers using cash to purchase, compared to entry-level and lower ticket customers who typically are more finance dependent. Additionally, even though some 2025 marine loan rates eased compared with 2023–2024, they remain higher than historical averages. Over 85% of these loans come from non-OTH brokers and dealers reflecting an opportunity for OTH to increase the attachment rate of Azure with our boat sales and thereby growing the business internally.

Gross Profit

Gross profit increased by $2.7 million, or 30.6%, to $11.5 million for the year ended December 31, 2025, compared to $8.8 million for the year ended December 31, 2024. Our gross profit as a percentage of sales increased modestly. This can be attributed to management’s efforts to monitor overhead and direct expenses associated with our inventory consistently. Moreover, our margin improvements are attributable to our purchasing team’s skillful buying decisions regarding our used boat inventory.

New Boat Gross Profit

New boat gross profit increased by $0.1 million or 15.6%, to $0.8 million for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024. This increase was primarily due to an increase in overall new boat sales. Overall gross margins on new boat sales declined due to increased price sensitivity among consumers and broader industry-wide margin compression. New boat gross profit as a percentage of new boat revenue was 5.6 % for the year ended December 31, 2025, compared to 6.4% for the year ended December 31, 2024. The decline in margin percentage reflects both the shift in market conditions and our strategic decision to accelerate inventory turnover in response to slowing demand.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $2.1 million, or 32.1%, to $8.4 million for the year ended December 31, 2025, compared to $6.3 million for the year ended December 31, 2024. This modest increase occurred despite a softening, which resulted in downward pressure on pricing and the need to move certain inventory at reduced margins in order to maintain turnover and liquidity. In several cases, boats were sold at or near breakeven to avoid aging inventory and to reduce floorplan interest expenses.

Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 8.2% in 2025 and 7.5% in 2024. We sell a diverse mix of pre-owned boats across various price points, brands, and sales channels, including trade-ins, consignment, wholesale, and brokerage, which naturally contributes to fluctuations in gross profit margins due to varying transaction structures and sales dynamics.

In the year ended December 31, 2025, we observed a shift toward more competitively priced wholesale and trade-in deals, which tend to yield lower gross margins compared to brokerage transactions. Additionally, broader industry pressures, including rising inventory levels and greater price sensitivity among buyers, contributed to the margin pressure we experienced in this segment.

Finance Income – Azure

Finance gross profit decreased by $0.2 million, or 12.1%, to $1.5 million for the year ended December 31, 2025 from $1.7 million for the year ended December 31, 2024. Finance income is fee-based revenue for which we do not recognize incremental expenses.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of rent, insurance, utilities, and other customary operating expenses. SG&A increased $0.7 million, or 38.6%, to $2.4 million for the year ended December 31, 2025 compared to $1.8 million for the year ended December 31, 2024. The increase was mainly due to additional rents for new leases signed in 2025, and indirect marketing associated with increases in sales efforts and software expenses, in line with business expansion plans for 2025.

Depreciation and Amortization

Depreciation and amortization expense increased $56,000, or 21.8%, to $311,000 for the year ended December 31, 2025 compared to $255,000 for the year ended December 31, 2024. The increase was primarily attributable to an increase in our asset base throughout the year.

Salaries and Wages

Salaries and wages expense increased $3.1 million or 114.7%, to $5.8 million for the year ended December 31, 2025 compared to $2.7 million for the year ended December 31, 2024. Leading into and following our initial public offering, salaries and wages increased as we aligned our compensation with public-company market benchmarks, and enhanced retention packages to ensure we can attract, motivate, and retain the talent required to deliver long-term shareholder value. Further, the Company issued stock-based compensation to employees after the initial public offering which was $1.8 million for the year ended December 31, 2025. These equity awards have a number of vesting conditions including service based and performance-based requirements and vest between one and five years.

Advertising and Marketing

Advertising and marketing expense increased $0.7 million, or 137.6%, to $1.2 million for the year ended December 31, 2025 compared to $0.5 million for the year ended December 31, 2024. The increase is due to expanding market share and enhancing corporate brand awareness. The cost increases were consistent with our established marketing strategy to support the company’s planned public offering and the associated expansion of our sales organization.

Interest Expense – Floor Plan

Interest expense – floor plan increased $0.8 million, or 68.2%, to $1.9 million for the year ended December 31, 2025 compared to $1.1 million for the year ended December 31, 2024. In 2025, the Company incurred higher interest expenses due to the increase in our floorplan credit limit and our utilization of that line of credit. Average monthly utilization increased by $10.2 million, or 78%, to $23.4 million for 2025.

Interest Expense – Other

The decrease in interest expense – other of $0.14 million, or 30.5%, to $0.33 million for the year ended December 31, 2025 compared to $0.47 million for the year ended December 31, 2024, which is mainly caused by the repayment made in 2025 and less interest expenses were booked.

Comparison of Non-GAAP Financial Measures

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

Adjusted EBITDA is a key performance measure that our management uses to assess our financial performance and for internal planning and forecasting purposes. These metrics are not intended to be substitutes for any GAAP financial measures and, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. Additionally, investors should not solely rely on our non-GAAP financial measures as they do not reflect our current or future cash requirements and working capital needs.

There are limitations to non-GAAP financial measures because they exclude charges and credits that are required to be included in GAAP financial presentation. The items excluded from GAAP financial measures to arrive at non-GAAP financial measures are significant components for understanding and assessing our financial performance. Non-GAAP financial measures should be considered together with, and not alternatives to, financial measures prepared in accordance with GAAP.

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

Adjusted EBITDA excludes certain expenses that are required to be presented in accordance with GAAP because management believes they are non-core to our regular business. These include, but are not limited to the following:

●	Non-cash expenses, such as depreciation, amortization and stock-based compensation;
●	Non-floorplan related interest expense; and
●	Income tax expense or benefit

The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented.

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	Years Ended December 31,
Description	2025	2024	Change
Net (loss) income	$(1,871,797)	$991,684	$(2,463,481)
Interest expense – other	328,942	-	328,942
Income tax benefit	(131,955)	-	(131,955)
Depreciation and amortization	310,871	255,240	55,631
Stock-based compensation	1,800,899	-	1,800,899
Adjusted EBITDA	$436,960	$1,246,924	$(409,964)

Adjusted EBITDA was $0.8 million for the year ended December 31, 2025 compared to $1.2 million for the year ended December 31, 2024. The decrease in Adjusted EBITDA resulted from an increase in operating expenses, primarily related to additional headcount and fees that were necessary in order to operate as a public company.

Liquidity and Capital Resources

The following table provides selected financial data about us as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024	$ Change
Cash	$12,428,774	$2,927,126	$9,501,648
Current assets	39,875,396	28,858,990	11,016,406
Current liabilities	30,470,236	29,302,431	1,167,805
Working capital	$9,405,160	$(443,441)	$9,848,601

As of December 31, 2025, we had sufficient assets to meet ongoing expenses or debts that may accumulate. As of December 31, 2025, we had $12.4 million in cash, total current assets were $39.9 million, total assets were $48.4 million, and our total liabilities were $36.2 million. Current liabilities were comprised primarily of floor plan notes payable of $25.3 million, accounts payable and accrued liabilities of $1.9 million, customer deposit of $1.2 million, and the current portion of operating lease liabilities of $1.0 million. As of December 31, 2024, we had $2.9 million in cash, total current assets were $28.9 million, total assets were $31.6 million, and our total liabilities were $30.7 million.

Our working capital increased by $9.8 million from $(0.4) million as of December 31, 2024, as compared to $9.4 million as of December 31, 2025, primarily due to the increase in our cash as a result of the initial public offering in November 2025 which generated $13.4 million of cash to the Company. The increase was partially offset by a net decrease in working capital of $1.3 million between the increase of inventory of $3.4 million and the increase in floorplan notes payable of $4.7 million.

Income Tax Benefit

Historically, the OTH Companies were treated as a partnership for U.S. federal and certain state income tax purposes and, as such, was not subject to entity-level income taxes. Upon completion of the Reorganization, OTH Companies together with the Company are subject to U.S. federal income tax and state income taxes in jurisdictions where it conducts business. Income tax benefit in 2025 was $131,955.

Cash Flow Changes Between the Year Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the periods indicated:

	December 31, 2025	December 31, 2024	$ Change
Net cash used in operating activities	$(697,394)	$(7,108,233)	$6,410,839
Net cash used in investing activities	(749,888)	(25,012)	(724,876)
Net cash provided by financing activities	10,948,930	8,405,740	2,543,190
Net change in cash	$9,501,648	$1,272,495	$8,229,153

Cash Flow from Operating Activities

For the year ended December 31, 2025, net cash flows used in operating activities totaled $0.7 million compared to a use of $7.1 million during the year ended December 31, 2024. The improvement in cash used for operating activities was primarily attributable to a moderate increase in inventory of $3.4 million as compared to 2024. There was also a decrease in customer deposits of $1.1 million with corresponding inflows of cash from a reduction of prepaid expenses of $1.7 million and an increase in other current liabilities of $0.7 million.

Net cash used in operating activities amounted to $7.1 million for the year ended December 31, 2024, mainly derived from an increase in inventory of $10.0 million offset by an decrease in private label receivables of $1.4 million and an increase in accounts payable of $0.7 million.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities totaled $0.7 million, representing an increase of $0.7 million from the prior year. This increase is due to increased investment in fixed assets and software as the business grows.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $10.9 million for the year ended December 31, 2025, mainly derived from the proceeds from the successful initial public offering of $13.4 million. This was offset by a net payment to the line of credit of $2.8 million.

Net cash provided by financing activities amounted to $8.4 million for the year ended December 31, 2024, mainly derived from the contribution from members and proceeds from floorplan notes, mainly offset by payment to short-term loans and payments to floor plan notes payables.

Commitments and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2025:

	Payments Due by Year Ending December 31, 2025
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Floor plan notes payable (1)	$25,312,694	$25,312,694	$-	$-	-
Long-term debt (2)	94,456	32,453	59,957	2,046	-
Operating leases (3)	6,613,896	963,731	2,158,446	1,515,578	1,976,141
Total	$32,021,046	$26,308,878	$2,218,403	$1,517,624	$1,976,141

(1) Estimates of future floor plan notes payable payments have been excluded from the tabular presentation, as the amounts due are contingent upon the outstanding balances and variable interest rates. For details regarding borrowing availability, interest rates, and terms related to our floor plan notes payable, refer to Note 10 of the Notes to Consolidated Financial Statements.

(2) The amounts included in long-term debt refer to future cash principal payments. Refer to Note 12 of the Notes to Consolidated Financial Statements for disclosure of borrowing availability, interest rates, and terms of our long-term debt.

(3) Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of December 31, 2025 and December 31, 2024.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Boat, yacht, and trailer sales transactions often include both cash and non-cash consideration. Cash consideration is paid directly by the Company’s customers or by third-party financial institutions financing the Company’s customer transactions. Non-cash consideration is in the form of trade-in used boats. The Company assigns a value to trade-in assets by estimating a future selling price, which the Company estimates based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and noncash consideration may be received prior to or after the Company’s performance obligation is satisfied. Any consideration received prior to the satisfaction of the Company’s performance obligation is recognized as deferred revenue. Revenue recognized associated with trade-ins solely relates to end-user boat purchasers and not to boat manufactures or other wholesalers. As of December 31, 2025, the Company held trade-in boats recorded as inventory with a total value of $17.9 million. For the year ended December 31, 2025, the Company recognized $9.7 million in revenue from the sale of trade-in boats. As of December 31, 2024, the Company held trade-in boats recorded as inventory with a total value of $10.2 million. For the year ended December 31, 2024, the Company recognized $10.6 million in revenue from the sale of trade-in boats.

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

We recognize customer deposits as revenue at the time of acceptance and the transfer of control to the customers. Total customer deposits of $2.4 million recorded as of December 31, 2024, were recognized in revenue during the fiscal year ended December 31, 2025. Total customer deposits of $2.7 million recorded as of December 31, 2023, were recognized in revenue during year ended December 31, 2024.

We recognize deferred revenue from service operations, maintenance and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met.

Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We are acting as an agent in the transaction; therefore, the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the year ended December 31, 2025.

We also finance our customers’ boat and yacht purchases. Interest income is recognized in profit or loss as it is incurred, based on the time for alienation of right to use capital and effective interest rates. Interest income includes the amortization of any discount or premium or differences between the initial carrying amount of an interest-bearing asset and its amount at maturity calculated using the effective interest rate. The interest-bearing assets related to these financing arrangements are recorded within ‘private label receivables’ in Note 4 of the Notes to Consolidated Financial Statements. The income should be recognized when the Company’s performance obligation in the contract is fulfilled, which refers the revenue is recognized when the customer obtains the control right of relevant goods or services. To obtain the right of control over related goods or services means to be able to dominate the use of such goods or the provision of such services and obtain almost all economic benefits therefrom.

Net revenue by category:

	For the years ended December 31,
	2025	2024
Pre-owned Boat Sales	101,748,472	84,819,543
New Boats Sales	14,535,880	11,010,334
Finance Income	2,579,652	2,959,159
Service, Parts & Other Sales	1,002,294	206,526
Total	$119,866,298	$98,995,562

Inventory, net

Inventories primarily consist of new and pre-owned boats, including yachts, that are held for sale in the ordinary course of business. These inventories are acquired through two primary channels: (i) direct purchases from manufacturers, direct owners and vendors, and (ii) trade-ins from customers as part of boat sales transactions. The inventory acquired through trade-ins is initially measured and recognized based on the estimated future selling price of the boat, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale.

Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. Parts and accessories are determined using methods which vary by subsidiary and include both the average cost method and first-in, first-out (“FIFO”). As of December 31, 2025, and December 31, 2024, the amount of parts and accessories was immaterial.

Goodwill

We account for acquisitions in accordance with FASB ASC 805, “Business Combinations” (“ASC 805”), and goodwill in accordance with ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). For business combinations, the excess of the purchase price over the estimated fair value of net assets acquired in a business combination is recorded as goodwill. In accordance with ASC 350, we test goodwill impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual impairment test is performed during the third fiscal quarter. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, we recognize an impairment loss in accordance with ASC 350. Based upon our most recent analysis, we determined through our qualitative assessment that it is not “more likely than not” that the fair values of our reporting units are less than their carrying values. As a result, we were not required to perform a quantitative goodwill impairment test.

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

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025, for emerging growth companies, with early adoption permitted. The amendments should be applied prospectively however, retrospective application is also permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the scope and requirements for interim financial statement disclosures under U.S. GAAP. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for all other entities. Early adoption is permitted. The amendments may be applied prospectively or retrospectively to any or all prior interim periods presented. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 19, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We adopted this ASU on December 31, 2025, no material impact is observed to the financial statements.

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

In connection with the preparation of our financial statements and our IPO process, management identified material weaknesses in our internal control over financial reporting, primarily attributable to limited accounting staffing and the absence of appropriate segregation of duties inherent in a pre-IPO, early-stage company. We are actively working to remediate these material weaknesses. Our remediation plan includes utilizing a portion of the proceeds from our initial public offering to expand our finance and accounting department to facilitate proper segregation of duties and appropriate review of internally prepared financial statements, and to engage outside consultants with expertise in SEC reporting and public company compliance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosures regarding quantitative and qualitative market risk.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Off the Hook YS Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Off the Hook YS Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As discussed in the notes to the consolidated financial statements, the Company recognizes revenues related to three services including sale of boats, yachts, and trailers, brokerage transactions, and financing, insurance, and extended warranty arrangement. The Company recognizes revenues upon the transfer of control of the boat, yacht, or trailer for both the sales and brokerage services, and upon the funding or coverage of insurance and warranty for the arrangement services in the amount of consideration the Company expects to receive in exchange for the products or services provided.

Auditing the recognition of revenue involves significant challenge due to the inherent risk of revenue recognition. Related to sales of boats, yachts, and trailers, M&K tested a sample of sales transactions, transfer of title, and cash collections. Related to brokerage services, M&K tested a sample of brokerage transactions and cash flows of funds through the Company to the various parties involved. Related to arrangement services, M&K tested a sample of arrangement transactions and cash collections.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

March 31, 2026

OFF THE HOOK YS INC.

Consolidated Balance Sheets as of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,428,774	$2,927,126
Accounts receivable, net	269,938	104,317
Inventory	26,035,844	22,593,422
Prepaid expense	706,256	2,388,782
Private label receivable	-	4,942
Other current assets	434,584	840,401
TOTAL CURRENT ASSETS	39,875,396	28,858,990

NON-CURRENT ASSETS
Property, plant and equipment, net	823,231	461,709
Other receivable	27,486	42,192
Private label receivable	-	185,550
Due from related party	44,623	11,313
Right-of-use assets	6,516,415	1,505,986
Goodwill	570,000	570,000
Intangible assets, net	560,406	-
TOTAL NON-CURRENT ASSETS	8,542,161	2,776,750

TOTAL ASSETS	$48,417,557	$31,635,740

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,471,198	$962,725
Accrued liabilities	790,804	507,284
Lease liabilities, current	963,731	382,731
Line of credit	-	2,833,400
Current portion of long-term debt	32,453	137,468
Due to related party	315,088	1,422,540
Customer deposits	1,210,447	2,350,219
Floor plan notes payable	25,312,694	20,595,517
Other current liabilities	773,821	110,547
TOTAL CURRENT LIABILITIES	30,870,236	29,302,431

LONG-TERM LIABILITIES
Long-term debt, noncurrent	62,003	229,295
Lease liabilities, noncurrent	5,650,165	1,136,624
TOTAL LONG-TERM LIABILITIES	5,712,168	1,365,919

TOTAL LIABILITIES	36,582,404	30,668,350

STOCKHOLDERS’ EQUITY
Common stock, with $0.001 par value, 100,000,000 number of common stock authorized, 24,020,000 and 20,000,000 shares of common stock issued and outstanding as of December 31, 2025 and 2024*, respectively	24,020	20,000
Additional paid-in capital	17,964,567	2,774,944
Common stock payable	350,000	-
Accumulated loss	(6,503,434)	(1,827,554)
TOTAL STOCKHOLDERS’ EQUITY	11,835,153	967,390

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,417,557	$31,635,740

*	Par value of common stock, additional paid-in capital and share data have been retrospectively restated to give effect to the reorganization that is discussed in Note 1.

The accompanying notes are an integral part of these consolidated financial statements

OFF THE HOOK YS INC.

Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024

	For the years ended December 31,
	2025	2024

Revenues	$119,866,298	$98,995,562
Cost of revenues	108,400,082	90,214,652
Gross profit	11,466,216	8,780,910

Operating expenses:
Depreciation and amortization	310,871	255,240
Selling, general and administrative	2,427,881	1,752,325
Advertising and marketing	1,162,037	489,008
Professional services	459,010	433,207
Salaries and wages	5,775,259	2,689,843
Rent expenses	868,246	477,364
Total operating expenses	11,003,304	6,096,987

Income from operations	462,912	2,683,923

Other income (expenses):
Interest expense, net	(2,261,241)	(1,622,461)
Other income	(185,501)	22,107
Other expense	(19,922)	(91,885)
Total other expenses	(2,466,664)	(1,692,239)

Net (loss) income before income taxes	(2,003,752)	991,684

Income tax benefit	(131,955)	-

Net (loss) income	$(1,871,797)	$991,684

Basic and diluted net (loss) income per common share	$(0.09)	$0.05
Basic and diluted weighted average common share outstanding	$20,509,356	$20,000,000

The accompanying notes are an integral part of these consolidated financial statements

OFF THE HOOK YS INC.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2023	20,000,000	$20,000	$1,813,229	$-	$(2,082,949)	$(249,720)

Imputed interest	-	-	40,746	-	-	40,746

Member Contribution - related party loan forgiveness	-	-	920,969	-	-	920,969

Member Distribution	-	-	-	-	(736,289)	(736,289)

Net income	-	-	-	-	991,684	991,684

Balance, December 31, 2024	20,000,000	$20,000	$2,774,944	$-	$(1,827,554)	$967,390

Member distribution	-	-	-	-	(2,804,083)	(2,804,083)

Member Contribution - Cash	-	-	2,644	-	-	2,644

Issuance of common stock upon initial public offering, net of underwriting discounts and commissions and other issuance costs	3,750,000	3,750	13,386,350	-	-	13,390,100

Stock based compensation	270,000	270	1,800,629	-	-	1,800,899

Net loss	-	-	-	-	(1,871,797)	(1,871,797)

Common stock to be issued in connection with website acquisition	-	-	-	350,000	-	350,000

Balance, December 31, 2025	24,020,000	$24,020	$17,964,567	$350,000	$(2,003,752)	$11,835,153

The accompanying notes are an integral part of these consolidated financial statements

OFF THE HOOK YS INC.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

	For the years ended December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,871,797)	$991,684
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	310,871	255,240
Imputed interest	-	40,746
Non-cash lease expense	84,112	8,302
Stock-based compensation	1,800,899	-
Non-cash income tax benefit	(132,911)	-
Changes in operating assets and liabilities:
Accounts receivable	(165,621)	74,804
Private label receivable	190,492	1,412,228
Other receivable	14,706	90,034
Inventory	(3,442,422)	(10,036,610)
Prepaid expense	1,682,526	4,755
Other current assets	405,817	(568,275)
Due from related party	(33,310)	(11,313)
Accounts payable	508,473	740,541
Accrued liabilities	427,269	204,722
Customer deposits	(1,139,772)	(326,216)
Other current liabilities	663,274	11,125

Net cash used in operating activities	(697,394)	(7,108,233)

Cash flows from investing activities:
Capital expenditure of fixed assets	(577,456)	(25,012)
Acquisition of intangible assets	(172,432)	-

Net cash used in investing activities	(749,888)	(25,012)

Cash flows from financing activities:
Proceeds from line of credit	1,308,793	1,318,170
Payment to line of credit	(4,142,193)	(898,998)
Member distribution	(2,804,083)	(736,289)
Member contribution	2,644	920,969
Proceed from short-term loan payable	-	22,188
Payment to short-term loan payable	-	(1,070,000)
Proceed from floorplan notes payables	77,338,112	51,736,268
Payment to floor plan notes payable	(72,620,935)	(41,935,039)
Proceed from long-term debt	59,429	2,820
Payment to long-term debt	(331,736)	(232,568)
Proceed from related-party debt	2,917	1,346,771
Payment to related party debt	(1,254,118)	(2,068,552)
Proceeds from issuance of common stock upon initial public offering	13,390,100	-

Net cash provided by financing activities	10,948,930	8,405,740

Net change in cash	9,501,648	1,272,495

Cash and cash equivalents, beginning of period	2,927,126	1,654,631

Cash and cash equivalents, end of period	$12,428,774	$2,927,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2,039,222	$1,671,100

NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of ROU assets and liabilities	$5,602,229	$1,498,815
Purchase of fixed asset with financing	-	149,983
Common stock payable for the purchase of intangible assets	350,000	-
Tax gross-up of intangible asset	132,911	-

The accompanying notes are an integral part of these consolidated financial statements

OFF THE HOOK YS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION

Off The Hook YS Inc. (the “OTH”) is a company established in Nevada. It is a holding company established on January 3, 2025 with no business operation. Off The Hook Yacht Sales NC, LLC (the “OTHYS”) and OTH Simon Marine YF, LLC (the “Boat Center”) sell yachts and boats to the public. Azure Funding, LLC (the “Azure”) is a recreational loan broker and lender, focused on providing financing services to individuals for marine, aviation and recreational vehicle purchases. Autograph Yacht Group Inc. (the “AYG”), with its brokers positioned throughout the United States, specializes in navigating the pre-owned regional markets while maintaining a client-focused approach. OTH, OTHYS, Boat Center, Azure and AYG collectively referred to as the Company. The Company engages primarily in the retail sale, brokerage, and service of new and pre-owned boats, yachts and trailers, and offers slip and storage accommodation in certain locations. The Company also arranges related boat financing, insurance, and extended service contracts for customers with Azure or third-party lenders and insurance companies. The following list details the ownership interests of the entities before listing on the NYSE American.

In preparation for listing (“Listing”) on the U.S. Exchange Market, holders of equity interests (the “OTH Owners”) in OTHYS, Boat Center and Azure (the “OTH Companies”) agreed to undertake a restructuring of their ownership interests in OTH Companies by consolidating such companies under OTH. Upon completion of the Reorganization:

●	Each of the OTH Companies became a wholly owned subsidiary of OTH;
●	The former owners of the OTH Companies collectively received shares of OTH common stock representing 100% of the then-outstanding shares of OTH; and
●	OTH became the holding company for all operating subsidiaries.

Immediately prior to the Reorganization, Off The Hook YS Inc. was owned 75% by the existing OTH owners and 25% by OTH Florida Acquisition Corp. Upon completion of the IPO, OTH’s shares were sold to public shareholders and are now publicly traded.

Immediately before and after the Reorganization as described above, OTH and Operating Subsidiaries were effectively controlled by the same controlling shareholders, and given no change on control, the transaction is accounted for as business combination under common control.

For financial reporting purpose, the contribution of Operating Subsidiaries represented a transaction between entities under common control, resulted in a change in reporting entity and required retrospective combination of entities for all periods presented, as if the combination has been in effect since the inception of common control. Accordingly, the consolidated financial statements of OTH and Operating Subsidiaries reflect the accounting of the consolidated subsidiaries at historical carrying values, except that equity reflects the equity of OTH.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s consolidated financial statements and the notes thereto have been prepared in accordance with Generally Accepted Accounting Principles (“U.S. GAAP”) in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year end date is December 31.

The consolidated financial statements include the financial statements of the entities noted in note 1 above.

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

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Significant estimates required to be made by management, include, but are not limited to, the allowance for doubtful accounts, allowance for deferred tax assets, uncertain tax position, incremental borrowing rates used in calculation of the operating lease right-of-use assets and operating lease liabilities and the estimated cost and the input measure method used in revenue recognition. Actual results could differ from those estimates, and as such, differences could be material to the consolidated financial statements.

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

From time to time, the Company may maintain bank balances in interest bearing accounts in excess of the $250,000, which is currently the maximum amount insured by the FDIC for interest bearing accounts (there is currently no insurance limit for deposits in noninterest bearing accounts). The Company has not experienced any losses with respect to cash. Management believes our Company is not exposed to any significant credit risk with respect to its cash.

Restricted cash represents the deposits held in designated bank accounts for security of the repayment of the notes payable. The Company has no restricted cash as of December 31, 2025, and 2024, respectively.

Accounts Receivable, net

Accounts receivables are recorded at invoiced amounts, net of an allowance for credit losses, and do not bear interest. In accordance with Accounting Standards Update No. 2016-13 “Financial Instruments—Credit Losses” (“ASC 326”), the Company measures its allowance for credit losses using an expected credit loss model that reflects the Company’s current estimate of expected credit losses inherent in the enterprise and the accounts receivable balance. In determining the expected credit losses, the Company considers its historical loss experience, the aging of its accounts receivable balance, current economic and business conditions, and anticipated future economic events that may impact collectability. The Company reviews its allowance for credit losses periodically and as needed, amounts are written-off when determined to be uncollectible. As of December 31, 2025 and 2024, no allowance for credit losses was recognized.

Inventory, net

Inventories primarily consist of new and pre-owned boats, including yachts, that are held for sale in the ordinary course of business. These inventories are acquired through two primary channels: (i) direct purchases from manufacturers, direct owners, and vendors, and (ii) trade-ins from customers as part of boat sales transactions. The inventory acquired through trade-ins is initially measured and recognized based on the estimated future selling price of the boat, less a gross profit amount to be realized when the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale.

Inventories are stated at the lower of cost or net realizable value. The cost of the new and pre-owned boat inventory is determined using the specific identification method. In assessing lower of cost or net realizable value, the Company considers the aging of the boats, historical sales of a brand and current market conditions. Parts and accessories are determined using methods which vary by subsidiary and include both the average cost method and first-in, first-out (“FIFO”). As of December 31, 2025 and 2024, the amount of parts and accessories was immaterial.

Property, plant and equipment, net

Property, plant and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated primarily based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets:

Useful Life
Building and improvements	39 years
Leasehold improvements	The shorter of useful life and lease term
Furniture and fixtures	5-10 years
Equipment	5-10 years
Vehicles	3-5 years

When assets are retired or otherwise disposed of, the cost, accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized. Maintenance and repairs that do not enhance or extend the asset’s useful life are charged to operating expense as incurred.

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

As of December 31, 2025, the Company’s intangible assets relate to an acquired website, which are being amortized over a five-year period, and internally developed software, which has not yet placed in service.

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

Sales Tax

The Company collects sales tax on all of the Company’s sales to nonexempt customers and remits the entire amount to the states that imposed the sales tax. The Company’s accounting policy is to exclude the tax collected and remitted to the states from revenues and cost of sales.

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

Leases

The Company adopted ASU 2016-02 Leases (Topic 842) (“Topic 842”) issued by the FASB. The adoption of Topic 842 resulted in the presentation of operating lease right-of-use assets and operating lease liabilities on the consolidated balance sheets.

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

The Company determines whether an arrangement is or contains a lease at inception. A lease for which substantially all the benefits and risks incidental to ownership remain with the lessor is classified by the lessee as an operating lease. All leases of the Company are currently classified as operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability, current, and operating lease liability, non-current in the Company’s consolidated balance sheets. Please refer to Note 13 for the disclosures regarding the Company’s method of adoption of ASC 842 and the impacts of adoption on its financial position, results of operations and cash flows.

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

For operating leases with a term of one year or less, the Company has elected not to recognize a lease liability or ROU asset on its consolidated balance sheets. Instead, it recognizes the lease payments as expenses on a straight-line basis over the lease term. Shortterm lease costs are immaterial to its consolidated statements of operations and cash flows. The Company has operating lease agreements with insignificant non-lease components and has elected the practical expedient to combine and account for lease and non-lease components as a single lease component.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and include the associated operating lease payments in the undiscounted future pre-tax cash flows. For the years ended December 31, 2025 and 2024, the Company did not have any impairment loss against its operating lease ROU assets.

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

The Company considers the carrying amount of its financial assets and liabilities, which consist primarily of cash, accounts receivable, inventory, prepaid expenses, other current assets, account payables, accrued liabilities, current maturities of operating lease liabilities, current portion of income taxes payable, customer deposits, due to related parties, and floor plan notes payables approximate the fair value of the respective assets and liabilities as of December 31, 2025 and December 31, 2024 due to their short-term nature.

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

Boat, yacht, and trailer sales transactions often include both cash and non-cash consideration. Cash consideration is paid directly by the Company’s customers or by third-party financial institutions financing the Company’s customer transactions. Non-cash consideration is in the form of trade-in used boats. The Company assigns value to trade-in assets by estimating a future selling price, which the Company estimates based on relevant internal and third-party data, less a gross profit amount to be realized at the time the trade-in asset is sold and an estimate of any reconditioning work required to ready the asset for sale. Both cash and non-cash consideration may be received prior to or after the Company’s performance obligation is satisfied. Any consideration received prior to the satisfaction of the Company’s performance obligation is recognized as deferred revenue. Revenue recognized associated with trade-ins solely relates to end-user boat purchasers and not to boat manufactures or other wholesalers. As of December 31, 2025, the Company held trade-in boats recorded as inventory with a total value of $18.0 million For the year ended December 31, 2025, the Company recognized $9.7 million in revenue from the sale of trade-in boats. As of December 31, 2024, the Company held trade-in boats recorded as inventory with a total value of $10.2 million. For the year ended December 31, 2024, the Company recognized $10.6 million in revenue from the sale of trade-in boats.

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

We recognize customer deposits as revenue at the time of acceptance and the transfer of control to the customers. Total customer deposits of $2.4 million recorded as of December 31, 2024 were recognized in revenue during the fiscal year ended December 31, 2025. Total customer deposits of $2.7 million recorded as of December 31, 2023 were recognized in revenue during the fiscal year ended December 31, 2024.

We recognize deferred revenue from service operations, maintenance and slip and storage services over time on a straight-line basis over the term of the contract as our performance obligations are met.

Revenue from arranging financing, insurance and extended warranty contracts to customers through various third-party financial institutions and insurance companies is recognized when the related boats are sold. We are acting as an agent in the transaction; therefore, the commissions are recorded on a net basis. Subject to our agreements and in the event of early cancellation, prepayment or default of such loans or insurance contracts by the customer, we may be assessed a chargeback for a portion of the commission paid by the third-party financial institutions and insurance companies. We reserve for these chargebacks based on our historical experience with repayments or defaults. Chargebacks were not material to the consolidated financial statements for the years ended December 31, 2025.

We also finance our customers’ boat and yacht purchases. Interest income is recognized in profit or loss as it is incurred, based on the time for alienation of right to use capital and effective interest rates. Interest income includes the amortization of any discount or premium or differences between the initial carrying amount of an interest-bearing asset and its amount at maturity calculated using the effective interest rate. The interest-bearing assets related to these financing arrangements are recorded within ‘private label receivables’ in Note 4 of the Notes to Consolidated Financial Statements. The income should be recognized when the Company’s performance obligation in the contract is fulfilled, which refers the revenue is recognized when the customer obtains the control right of relevant goods or services. To obtain the right of control over related goods or services means to be able to dominate the use of such goods or the provision of such services and obtain almost all economic benefits therefrom.

Net revenue by category:

	For the years ended December 31,
	2025	2024
Pre-owned Boat Sales	$101,748,472	$84,819,543
New Boats Sales	14,535,880	11,010,334
Finance Income	2,579,651	2,959,159
Service, Parts & Other Sales	1,002,295	206,526
Total Consolidated Revenue	$119,866,298	$98,995,562

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses consist primarily of rent, insurance, utilities, and other customary operating expenses. All the costs are charged to operations when incurred. The Company recorded selling, general and administrative expenses of $2.4 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

Advertising and Marketing Costs

Advertising and marketing costs include costs for advertising, marketing programs, brand promotions, customer mailings and promotional events, and boat shows. The Company recorded advertising and marketing expenses of $1.2 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

OTHYS, Boat Center and Azure had elected to be taxed as a Partnership under the Internal Revenue Code and similar codes in states in which the Company was subject to taxation. While this election was in effect, the income (whether distributed or not) was taxed for federal income tax purposes to OTHYS, Boat Center and Azure partners. Accordingly, no provision for federal income tax was required. As of the date of the completion of the Reorganization, OTH will effectively become the partner of OTHYS, Boat Center and Azure, which changes the level of taxation from the partners to OTH.

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

The Company believes there were no uncertain tax positions as of December 31, 2025 and 2024, respectively. The Company does not expect that its assessment regarding unrecognized tax positions will materially change over the next 12 months.

Earnings Per Share

The Company computes earnings/(net loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS are computed by dividing income available to ordinary shareholders of the Company by the weighted average common stock outstanding during the period. Diluted EPS takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. For the years ended December 31, 2025 and 2024, there were no dilutive shares.

Segment Reporting

The Company operates two segments: dealerships and financing services. The Company operates separate lines of business. Accordingly, the Company has separately reportable segments. The Dealership segment engages in the sale of new and pre-owned boats, arranges financing and insurance products, provides warranty sales, and offers slip and storage accommodations in certain locations. The financing service segment engages in providing financing products to individuals for marine, aviation and recreational vehicle purchases. Each reporting segment has discrete financial information and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) Jason Ruegg, our CEO to assess performance and allocate resources. All of the Company’s assets are located in the U.S.

Stock-based payment

The Company applies ASC No. 718, “Compensation-Stock Compensation,” which requires that share-based payment transactions with employees and nonemployees upon adoption of ASU 2018-07, be measured based on the grant date fair value of the equity instrument and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. Under this method, compensation cost related to employee share options or similar equity instruments is measured at the grant date based on the fair value of the award and is recognized over the period during which an employee is required to provide service in exchange for the award, which generally is the vesting period. In addition to the requisite service period, the Company also evaluates the performance condition and market condition under ASC 718-10-20. For an award that contains both a performance and a market condition, and where both conditions must be satisfied in order for the award to vest, the market condition is incorporated into the fair value of the award, and that fair value is recognized over the employee’s requisite service period or nonemployee’s vesting period if it is probable that the performance condition will be met. If the performance condition is ultimately not met, compensation cost related to the award should not be recognized (or should be reversed) because the vesting condition in the award has not been satisfied.

The Company will recognize forfeitures of such equity-based compensation as they occur.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if one party has the ability, directly or indirectly, to control or exercise significant influence over the other party in making financial and operating decisions, or if the other party has such ability over the Company. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, such as legal proceedings and claims arising out of its business, which cover a wide range of matters. Liabilities for contingencies are recorded when it is probable that liability has been incurred, and the amount of the assessment can be reasonably estimated.

If the assessment of a contingency indicates that it is probable that a material loss is incurred and the amount of the liability can be estimated, then the estimated liability is accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the consolidated financial statements are available to be issued. Material subsequent events that required recognition or additional disclosure in the consolidated financial statements are presented.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025, for emerging growth companies, with early adoption permitted. The amendments should be applied prospectively however, retrospective application is also permitted. The Company is in the process of assessing the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted. We are currently evaluating the provisions of this ASU.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Both early adoption and retrospective application are permitted. The Company is currently evaluating the adoption of this guidance whether or not a material impact on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the scope and requirements for interim financial statement disclosures under U.S. GAAP. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for all other entities. Early adoption is permitted. The amendments may be applied prospectively or retrospectively to any or all prior interim periods presented. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 19, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. We adopted this ASU on December 31, 2025, no material impact is observed to the financial statements.

NOTE 3. INVENTORY

Inventories consisted of the following:

	For the years ended December 31,
	2025	2024
New boats	$3,395,451	$3,430,612
Used boats	22,602,275	19,162,810
Trailers	38,118	-
Total	$26,035,844	$22,593,422

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

The allowance for credit losses represents an estimate of the lifetime expected credit losses inherent in finance receivables as of the balance sheet date. The adequacy of the allowance for credit losses is assessed quarterly. As of December 31, 2024, no allowance for credit losses were recognized. The Company had no non-performing loans as of December 31, 2024.

As of December 31, 2025 there were no outstanding private label receivables. The private label receivable consisted of the following as of December 31, 2024:

Borrower	December 31, 2024
Greenberg	$190,492
Subtotal	190,492
Allowance for credit losses	-
Total Private label receivables, net	$190,492

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	For the years ended December 31,
	2025	2024
Leasehold improvement	$1,041,170	$661,556
Buildings	63,600	63,600
Furniture and Fixtures	217,342	62,233
Equipment	189,015	146,282
Vehicles	149,983	149,983
Less: accumulated depreciation	(837,879)	(621,945)
Property, plant and equipment, net	$823,231	$461,709

During the years ended December 31, 2025 and 2024, the Company incurred depreciation expense of $0.2 million and $0.2 million, respectively.

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

NOTE 7. INTANGIBLE ASSETS

On April 25, 2025, the Company entered into a Stock Purchase Agreement with the shareholders of Boats and Buyers, Inc. (the “Acquiree”), pursuant to which the Company acquired 100% of the issued and outstanding shares of the Acquiree, including all related websites (including www.boatscollective.com) and intellectual property assets. The total consideration for the acquisition was $632,911, consisting of $150,000 in cash and 100,000 shares of the Company’s common stock valued at $3.50 per share. Included in the purchase price is a gross-up for the tax component which is equal to $132,911.

The transaction has been accounted for as an asset acquisition. As substantially all of the fair value of the gross assets acquired is concentrated in a group of similar identifiable assets—specifically, website and related intellectual property — the purchase price was allocated to intangible assets. As a result, an intangible asset of $632,911 was recognized. The common stock related to this acquisition has not been issued and therefore recorded as a Common Stock Payable on the consolidated balance sheet as of December 31, 2025.

	Estimated Useful Life (years)	December 31, 2025	December 31, 2024
Website and intellectual property	5	$632,911	$-
Software(1)		22,432	-
Accumulated amortization		(94,937)	-
Net book value		$560,406	$-

(1)	Software has not yet been placed in service and therefore is not subject to amortization

Amortization of the intangible asset during the years ended December 31, 2025 was $94,937. There were no intangible assets in 2024 and therefore there was no amortization expense. The future amortization of the intangible asset is as follows:

Calendar Year	Amount
2026	$149,014
2027	126,582
2028	126,582
2029	126,582
2030	31,646
Total Intangible Asset Amortization	$560,406

NOTE 8. DEFERRED COMPENSATION PLAN

During 2021, the Company established a nonqualified deferred compensation plan under Section 409(a) of the Internal Revenue Code for eligible senior staff of the Company, to which the Company makes contributions. Benefits are earned over a 15-year cliff vesting period, which the Company ratable recognizes as expense over the vesting period. During the year ended December 31, 2021, the Company contributed $100,000 to the Plan, which was recorded in other assets in the accompanying consolidated balance sheets for the year ended December 31, 2024, net of accumulated vested earnings of $13,333. Assets designated for this plan consist of mutual funds and exchange traded funds. The plan was cancelled in March 2024.

During 2021, the Company purchased company owned life insurance contracts on certain employees that are key members of the management team and are important to the success of the Company. These policies had a death benefit of $4,590,214 with the Company as the sole beneficiary and a cash value of life insurance of $12,390 as of December 31, 2023. The cash value of the company owned life insurance policy is shown in other assets in the accompanying consolidated balance sheets, and the gain (loss) on cash value is shown in other income in the accompanying consolidated income statements. The plan was cancelled in March 2024.

NOTE 9. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of December 31,2025 and 2024:

	For the years ended December 31,
	2025	2024
Accounts Payable	$912,821	$467,066
Credit Card Payable	558,377	495,659
	$1,471,198	$962,725

NOTE 10. NOTES PAYABLE – FLOOR PLAN

The Company has a floor plan agreement with Red Oak Inventory Finance (“the Lender”), which has a stated total limit of $25,000,000 for new and used marine inventory. From time to time, total borrowings exceed stated limits due to the timing of floor plan draws for inventory shipments. These agreements are collateralized by new and used boat inventory. The agreement bears interest at a rate of SOFR plus basis points depending on whether a boat is new or used and the term period for held inventory. The maximum interest rates for new and used marine inventory held longer than 541 days or 541 days, respectively, is SOFR plus 8.85% or LIBOR plus 9.10%. The floor plan amounts outstanding at December 31, 2025 and 2024, were $25.3 million and $20.4 million, respectively.

The Company has a floor plan agreement with LAVICTOIRE Finance (the Lender), which has a stated total limit of $3,250,000. The advances under this agreement are subject to the lender’s discretion and are limited to 70% of the lower wholesale price of each item based on approved valuation sources. The agreement is collateralized by used boat inventory, with the lender retaining a security interest until repayment. The agreement bears interest at a rate of 1 Month CME Term SOFR plus 4.75%, with a minimum floor rate of 4.75% per annum. Principal repayment is required on the earlier of 360 days from the advance date or the sale of the financed inventory. The floor plan amounts outstanding on December 31, 2025 and 2024, were $0 and $151,000, respectively.

The total floor plan notes payable outstanding as of December 31, 2025 and 2024 were $25.3 million and $20.6 million, respectively.

NOTE 11. LINE OF CREDIT

During 2018, the Company entered into a line of credit agreement with BB&T. The stated maximum line of credit amount under the line of credit agreement is $300,000. Outstanding advances under the line of credit note amounted to $292,440 as of December 31, 2024. The line of credit notes bears interest at a rate of 6.50% annually. The line is secured by certain assets of the Company. The line of credit matured on August 21, 2024. As of December 31, 2025, there is no outstanding advances under the line of credit.

During 2021, the Company entered into a line of credit agreement with First Carolina Bank. The stated maximum line of credit amount under the line of credit agreement is $1,300,000 and the maturity date is October 15, 2023. On October 11, 2023, the Company entered into a modification agreement with First Carolina Bank to extend the maturity to October 15, 2024 and credit limit to $3,000,000. The line of credit had an interest rate of 8.50% annually. Before the maturity date the line of credit had an extended maturity, and as of December 31, 2025, the outstanding balance is $0, compared to the outstanding advances of $2,833,400 as of December 31, 2024.

NOTE 12. LONG-TERM LOAN PAYABLE

	For the years ended December 31,
	2025	2024

Payable to Northpoint Commercial Finance LLC. bearing interest on the outstanding principal amount of the Working Capital Loan at a rate equal to the Benchmark Rate plus six percent (5.50%) per annum. The total advance is $400,000 which was deposited to the Company in December 2022. The Company will pay principal on the Working Capital Loan in 36 monthly payments of $6,500 each on the 15th of each such month. On the 15th day of the 37th calendar month, the outstanding principal amount shall be due and payable-in-full.	$-	$244,000

Payable to Wells Fargo bearing interest at 3.99%. Requires monthly principal and interest payment. The original loan amount is $26,666 with terms of 84 months starting from November 21, 2021.	9,174	12,997

Payable to GMC Financial, secured by a Company vehicle. Monthly payments of principal and interest totaling $425 are due on the 19th of each month. Interest accrues at a rate of 3.09% annually. Loan matures in November 2026.	1,348	6,685

Payable to Land Rover Financial Group, secured by a Company vehicle. Monthly interest payments are due at the beginning of each month. Interest accrues at a rate of 8.59% annually. Loan matures in July 2029.	83,934	103,081

Total Long-term debt	$94,456	$366,763

Maturity of long-term debt is as follows:

Year ending December 31:	Amount
2026	$32,453
2027	31,105
2028 and thereafter	30,898
$$94,456

NOTE 13. LEASE

The balances for the operating leases where the Company is the lessee are presented within the balance sheets as follows:

Operating leases	December 31, 2025	December 31, 2024

Right of use-assets	$6,516,415	$1,505,986

Lease liability-current	963,731	382,731
Lease liability-non-current	5,650,165	1,136,624
Total operating lease liabilities	$6,613,896	$1,519,355

Weighted average remaining lease term (in years)	7.19	4.25
Weighted average discount rate (%)	6.50	6.50

The components of lease expenses for the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
	2025	2024
Operating lease cost	$611,124	$272,087
Cost of other leases with period less than one year and variable lease costs	257,122	191,908
	$868,246	$463,995

The components of lease expenses for the years ended December 31, 2025 and 2024 were operating lease cost of $868,246 and $463,995, respectively.

Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 were as follows:

	For the years ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$868,246	$463,995
Supplemental noncash information:
Right-of-use assets obtained in exchange for lease obligation:	$5,602,229	$1,498,815

As of December 31, 2025, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

For the year ending December 31, 2025	Operating Lease
2026	$1,021,081
2027	1,041,683
2028	1,059,413
2029	934,337
2030	581,241
2031 and thereafter	2,187,533
Total lease payments	6,825,288
Less: Imputed interest	(211,392)
Present value of lease liabilities	$6,613,896
Less: current portion	(963,731)
Lease obligations, noncurrent	5,650,165

Supplemental Information for Comparative Periods

As of December 31, 2024, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

For the year ending December 31, 2024	Operating Lease
2025	$401,998
2026	346,352
2027	314,047
2028	323,468
2029	179,698
Total lease payments	1,565,563
Less: Imputed interest	(46,208)
Present value of lease liabilities	$1,519,355
Less: current portion	(382,731)
Lease obligations, noncurrent	1,136,624

NOTE 14. CUSTOMER DEPOSITS

We recognize customer deposits as revenue at the time of acceptance and the transfer of control to the customers. Total customer deposits of $2.7 million were recorded as of December 31, 2023 and were recognized in revenue during the year ended December 31, 2024. Total customer deposits of $2.4 million were recorded as of December 31, 2024 and were recognized in revenue during the year ended December 31, 2025. Total customer deposits of $1.2 million are recorded as of December 31, 2025. Additional deposits were paid by customers in 2025 and 2024, and were recognized into revenue in the same year they were received.

The movement in customer deposits is as follows:

	For the years ended December 31,
	2025	2024
Balance at beginning of the year ended December 31	$2,350,219	$2,676,435
Decrease in customer deposits as a result of recognizing revenue during the year was included in the customer deposits at the beginning of the year	(61,972,660)	(17,771,105)
Increase in customer deposits as a result of billings in advance of performance obligation under contracts	61,081,388	17,444,889
Refunded to the customers	(248,500)	-
Balance at end of the year ended December 31	$1,210,447	$2,350,219

NOTE 15. RELATED PARTIES TRANSACTIONS

The principal related parties with which the Company had transactions for the years ended December 31, 2025 and 2024 presented are as follows:

a) Related Parties

Name	Relationship with the Company
OTH Realty II, LLC	Affiliates of the Company
Tom Ruegg	Family of the Stockholder
Jason Ruegg	Shareholder
Dan Ruegg and Diane Ruegg	Family of the Stockholder
Ruegg Capital Group	Affiliates of the Company
OTH Service NC, LLC	Affiliates of the Company
OTH Equipment, LLC	Affiliates of the Company
OTH Sloop Point LLC	Affiliates of the Company

b) Amounts due to related parties

	December 31, 2025	December 31, 2024
Dan Ruegg and Diane Ruegg (1)	-	$1,054,179
Tom Ruegg (2)	315,088	358,992
Ruegg Capital Group (3)	-	9,369
Total	$315,088	$1,422,540

(1)	This loan was jointly provided by Mr. Dan Ruegg and his spouse, Mrs. Diane Ruegg to support the Company’s daily operational needs. Pursuant to the agreement, Dan and Diane Ruegg agreed to loan the Company up to $1 million as an investment in Off the Hook Yacht Sales NC, LLC. The loan is unsecured, bears interest at an annual rate of 7.00%, and has no maturity date. As of December 31, 2025, the loan was fully paid.
(2)	This operating loan was obtained from Mr. Tom Ruegg on February 3, 2023, with a principal amount of $500,000 and a fixed annual interest rate of 7.00%. Interest is accrued and will be paid together with the principal upon repayment. The loan will mature on July 1, 2027.
(3)	The Company borrowed funds from related parties for working capital purpose. The interest rate is 0%. The Company used the stated rate of 7.50% as imputed interest rate. These working capital advances are payable on demand. As of December 31, 2025 and December 31, 2024, these working capital advances amounted to nil and $9,369, are reflected as related party loans on the accompanying balance sheets. During the years ended December 31, 2025 and 2024, in connection with these related party loans, the Company imputed interest of nil and $10,688, respectively, and recorded interest expense and an increase in additional paid-in capital. As of December 31, 2025, the loan was fully paid.

c) Amounts due from related parties

Amounts due from related parties consisted of the following for the periods indicated:

	December 31, 2025	December 31, 2024
OTH Service NC, LLC	$-	$11,313
OTH Equipment	9,245	-
OTH Realty II, LLC	25,920	-
OTH Sloop Point LLC	9,458	-
Total	$44,623	$11,313

d) Related party transactions

Member Distribution

The Company’s member distribution for the years ending December 31, 2025 and 2024, was $2.8 million and $0.7 million, respectively.

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

OTH incorporated on January 3, 2025 and taxed as C corporation under the Code. AYG was incorporated in the State of Florida on August 8, 2025 and taxed as C corporation under the Code. The income tax liability as of December 31, 2025 and December 31, 2024 was $956 and zero, respectively. OTH and AYG are subject to both U.S. federal and state income tax in certain jurisdictions.

The Company is an Emerging Growth Company and has elected to use the extended transition period for complying with new or revised accounting standards. Accordingly, the Company has not yet adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

The income tax provision for the years ended December 31, 2025 and 2024 consisted of the following:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Computed “Expected” Income Taxes	$-	$208,439
Non C-Corporation Income	-	(208,439)
Entity Level State Income Tax on LLC Income	956	-
Income tax payable	956	-

	For the year ended December 31,2025	For the year ended December 31,2024
Current
Federal	-	-
State	956	-
Total current income tax provision	956	-
Deferred
Federal	(132,911)	-
State	-	-
Total deferred taxes	(132,911)	-
Total provision for income taxes	$(131,955)	$-

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	December 31, 2025		December 31, 2024
Deferred tax assets:	$		$
Interest deduction limitation		10,678		-
Net operating loss carry forward		310,414		-
Accruals and reserves		1,163		-
Stock based compensation		242,535		-
Operating lease liabilities		1,710,130		-
Other assets		58,631		-
Less: valuation allowance		(509,525)		-
Total deferred tax assets		$1,824,026		$-
Goodwill and identifiable intangible assets*		(139,102)		-
Operating lease, right-of-use assets		(1,684,924)		-
Total deferred tax liabilities		$(1,824,026)		$-
Net deferred tax asset (liability)		$-		$-

*	In connection with the Company’s 2025 incorporation and related acquisition/accounting, the Company recorded deferred tax liabilities associated with purchase accounting adjustments (primarily identifiable intangible assets). These deferred tax liabilities were recorded as part of acquisition accounting and did not affect the current-year income tax provision.

The following table summarizes the Company’s effective tax rate:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Statutory tax rate
Federal	21.00%	21.00%
State and local taxes (net of federal tax benefit)	6.83%	0.00%
Income not subject to corporate tax	9.59%	(21.00)%
Change in valuation allowance	(31.77)%	0.00%
Tax Rate Change	(1.92)%	0.00%
Deferred Tax Adjustments	4.65%	0.00%
Other	(0.16)%	0.00%
Effective tax rate	8.22%	0.00%

Prior to 2025, the Company was an LLC and therefore it had no net operating loss carryforwards. Net operating losses and tax credit carryforwards as of December 31, 2025 were as follows:

	As of December 31, 2025
	Amount	Expiration Year
Net operating losses, federal	$1,220,368	Do not expire
Net operating losses, state	1,238,366	Various, starting in 15 years
Tax credits, federal	-	-
Tax credits, state	-	-

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), annual use of the Company’s net operating losses (“NOLs”) and research and development (“R&D”) credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50.0% occurs within a three-year period. The Company has not undergone an analysis to determine whether this limitation would apply to the utilization of the NOL carryforward. However, as the federal NOLs do not expire, the Company does not believe that any potential limitations to federal or state NOLs, or federal credit carryforwards, if applicable, would be material to the financial statements.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of December 31, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income taxes for the years ended December 31, 2025 and in 2024. The Company also does not anticipate any significant increases or decreases in unrecognized tax benefits in the next 12 months from December 31, 2025.

As of December 31, 2025, there were no active taxing authority examinations in any of the Company’s major tax jurisdictions.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of December 2025, the Company is still evaluating the Company’s position on the elective provisions of the law and the potential impacts of those elections on the consolidated financial statements.

For the year ended December 31, 2025, there was no cash paid for federal or state taxes.

NOTE 17. STOCKHOLDERS’ EQUITY

Common stock

On January 3, 2025, Off The Hook YS Inc. was incorporated in Nevada and became the holding company pursuant to the Reorganization described in Note 1. The total authorized shares of common stock were 100,000,000 shares, each common stock is entitled to one vote.

Each common stock has $0.001 par value. As of December 31, 2025 and 2024, the Company had issued and outstanding shares of common stock of 24,020,000 and 20,000,000, respectively.

Preferred Stock

The Company authorized 100,000 shares of blank check preferred stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of our Common Stock. There are no shares of preferred stock designated or outstanding as of December 31, 2025, and 2024.

Additional Paid-in Capital

During the year ended December 31, 2024, the Company received additional member contributions totaling $920,969 for related party loan forgiveness, which were recorded in additional paid-in capital. During the year ended December 31, 2025, the Company received $2,644 in cash for member contributions. No equity securities were issued in connection with these capital contributions.

On November 14, 2025, the Company completed its initial public offering (“IPO”) of 3,750,000 common stock, par value $0.001 per share, at a public offering price of $4.00 per share, resulting in net proceeds of approximately $ 13.4 million, after deducted underwriting discounts and offering expenses.

Member Distribution

The Company’s member distribution for the years ending December 31, 2025 and 2024, were $2.8 million and $0.7 million, respectively.

All distributions in the year 2025 occurred prior to November 24, 2025, the closing date of the initial public offering.

Equity Incentive Plan

On April 29, 2025, the Company’s Board of Directors and stockholders approved the 2025 Stock Incentive Plan, or the 2025 Plan. Compensation Committee has full authority to determine the recipients and terms of the grants. The plan has a pool of 4,000,000 shares that it is allowed to grant to employees and contractors.

Common Stock Payable

On April 25, 2025, The Company committed 100,000 shares of common stock with a fair value of $3.50 per share in connection with the purchase of an intangible asset. These shares have not been issued and therefore remain as a Common Stock Payable in Stockholders’ Equity.

Restricted Stock Unit

Following completion of the IPO on November 14, 2025, pursuant to their letter agreements, the Company awarded 3,581,500 restricted stock units (“RSUs”) under the Plan to its employees and contractors. The vesting terms range from immediate vesting to five years and more than 50% of the awards granted have a performance condition associated with them. The fair value of the RSUs was determined to be based on current stock price on the grant date. During the year ended December 31, 2025, the Company granted 3,581,500 shares of RSUs and recorded $1,800,629 of stock-based compensation expense. No RSU shares or stock-based compensation expenses were recorded during the year ended December 31, 2024. There was no forfeiture of RSUs occurred during the year ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the unvested number of RSUs was 3,311,500 and nil, respectively.

Information relating to RSU grants is summarized as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs granted, but not vested, at January 1, 2024	-	-
RSUs granted	-	-
RSUs forfeited	-	-
RSUs vested	-	-
RSUs granted, but not vested, at December 31, 2024	-	-
RSUs granted	3,581,500	11,574,655
RSUs forfeited	-	-
RSUs vested	(270,000)	(862,900)
RSUs granted, but not vested, at December 31, 2025	$3,311,500	$10,711,755

(1)	The total fair value was based on the current stock price on the grant date.

As of December 31, 2025, of the 3,581,500 vested RSUs, 270,000 shares of Common Stock were issued, including 270,000 shares issued during the current year.

NOTE 18. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ending December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Net (loss) income attributable to the Company	(1,871,797)	991,684
Weighted average number of shares *	20,509,356	20,000,000
(Loss) earnings per share - Basic and Diluted	$(0.09)	0.05

*	Due to the anti-dilutive effect, the computation of basic and diluted earnings per share did not include the shares underlying the exercise of RSUs as the Company had a net loss for the year ended December 31,2025.

*	For the year ended December 31, 2025, 100,000 shares of common stock issuable in connection with the acquisition of Boats and Buyers, Inc. (see Note 7) have been included in the computation of basic earnings (loss) per share, as all necessary conditions for issuance have been satisfied.

NOTE 19. SEGMENT INFORMATION

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

The financial performance of each segment is regularly reviewed with operational leaders in charge of these segments, the President and Founder, the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and others. The CODM of the Company is Jason Ruegg, President and Founder of the Company. The Company’s segment disclosures are presented in accordance with the guidance set forth in ASC 280, Segment reporting. Specifically, the disclosures comply with the requirements outlined in ASC 280-10-50-22 through 50-26, which mandate that an entity disclose certain information about its operating segments to enable users of the financial statements to understand the financial performance of different parts of the business.

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

In accordance with ASC 280-10-50-29, the disclosures also adhere to the requirements of which mandate that the financial information provided for each segment should include items such as capital expenditures, depreciation, and amortization, when appropriate. The disclosures reflect the performance and financial position of each segment, and a reconciliation of segment totals to the overall consolidated financial results, including total segment profit or loss and other significant disclosures.

The Company’s segment disclosures are presented in accordance with the requirements set forth in ASC 280-10-50-30(b) and (c), which specify the need to disclose the total of reportable segments’ profit or loss, as well as the basis of measurement used to determine the segment results.

In accordance with ASC 280-10-50-30(b), the Company provides the total of profit or loss for all reportable segments, which reflects the consolidated operating results for each reportable segment included in the financial statements. The total segment profit or loss represents the aggregation of segment results before the allocation of corporate expenses and certain other items not attributable to specific segments.

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

Segment information is as follows:

	For the Year Ended December 31, 2025
	Dealerships	Financial Services	Consolidated
Revenues	117,286,647	2,579,651	119,866,298
Cost of revenues	107,330,798	1,069,284	108,400,082
Gross profit	9,955,849	1,510,367	11,466,216
Operating expenses
Depreciation and amortization	310,643	228	310,871
Selling, general and administrative	2,274,522	153,359	2,427,881
Advertising and marketing	1,088,231	73,806	1,162,037
Professional services	415,330	43,680	459,010
Salaries and wages	4,880,433	894,826	5,775,259
Rent expenses	805,258	62,988	868,246
Total operating expenses	9,774,417	1,228,887	11,003,304
Other income (expenses)
Interest expense, net	(2,257,256)	(3,985)	(2,261,241)
Other income	206,338	(391,839)	214,499
Other expense	(19,922)	-	(19,922)
Total other (expense) income	(2,070,840)	(395,824)	(2,066,664)
Income tax benefit (expense)	155,458	(23,503)	131,955
Net (Loss) Income	(1,733,950)	(137,847)	(1,871,797)

	For the Year Ended December 31, 2024
	Dealerships	Financial Services	Consolidated
Revenues	$96,036,403	$2,959,159	$98,995,562
Cost of revenues	88,973,509	1,241,143	90,214,652
Gross profit	7,062,894	1,718,016	8,780,910
Operating expenses
Depreciation and amortization	255,012	228	255,240
Selling, general and administrative	1,529,191	223,134	1,752,325
Advertising and marketing	438,944	50,064	489,008
Professional services	418,723	14,484	433,207
Salaries and wages	1,777,483	912,360	2,689,843
Rent expenses	392,722	84,642	477,364
Total operating expenses	4,812,075	1,284,912	6,096,987
Other income (expenses)			-
Interest expense, net	(1,624,346)	1,885	(1,622,461)
Other income	20,122	1,985	22,107
Other expense	(91,885)	-	(91,885)
Total other (expense) income	(1,696,109)	3,870	(1,692,239)
Net Income	$554,710	$436,974	$991,684

The total assets for each segment are presented in accordance with segment reporting requirements of ASC 280-10, which requires the disclosure of total assets for each reportable segment.

	As of December 31, 2025
	Dealerships	Financial Services	Consolidated
ASSETS
Cash and cash equivalents	$12,051,377	$377,397	$12,428,774
Accounts receivable, net	177,122	92,816	269,938
Inventory	26,009,794	26,050	26,035,844
Prepaid expense	664,287	41,969	706,256
Other current assets	263,811	170,773	434,584
Property, plant and equipment, net	821,408	1,823	823,231
Other receivable	27,486	-	27,486
Due from related party	44,623	-	44,623
Intangible assets, net	560,406	-	560,406
Right-of-use assets	6,516,415	-	6,516,415
Goodwill	570,000	-	570,000
TOTAL ASSETS	$47,706,729	$710,828	$48,417,557

	For the Year Ended December 31, 2024
	Dealerships	Financial Services	Combined and consolidated
ASSETS
Cash and cash equivalents	$2,714,469	$212,657	$2,927,126
Accounts receivable, net	59,644	44,673	104,317
Inventory	22,593,422	-	22,593,422
Prepaid expense	2,337,100	51,682	2,388,782
Private label receivable	-	190,492	190,492
Other current assets	542,856	297,545	840,401
Property, plant and equipment, net	459,658	2,051	461,709
Other receivable	42,192	-	42,192
Due from related party	11,313	-	11,313
Right-of-use assets	1,450,367	55,619	1,505,986
Goodwill	570,000	-	570,000
TOTAL ASSETS	$30,781,021	$854,719	$31,635,740

NOTE 20. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2025 and 2024, the Company did not have any significant capital and other commitments.

Contingencies

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Carl Austin Rosen v. Off The Hook yacht Sales NC LLC

Carl Austin Rosen v. Off the Hook Yacht Sales NC, LLC et al (Case No. 2024-004493-CA-01), pending in Miami-Dade’s Complex Business Litigation Division, Plaintiff Carl Rosen alleges he was fraudulently induced into purchasing a $2.6 million Yellowfin 54 yacht that had sustained damage during a manufacturer-authorized seatrial prior to delivery. The defendants—Yellowfin Yachts, Off The Hook Yacht Sales, broker Corey Simon, and Warbird Marine Holdings—deny all wrongdoing, maintaining that the grounding was a routine, low-speed “soft grounding” during testing, that any cosmetic damage was promptly repaired, and that the vessel was delivered in seaworthy condition following multiple post-repair inspections and sea trials. The parties plan to actively defend themselves against this claim.

Republic Bank & Trust Company v. Azure Funding LLC

Republic Bank & Trust Company filed a lawsuit against Azure Funding, LLC in the U.S. District Court for the Western District of Kentucky, seeking approximately $1.9 million in damages related to three marine loans that went into default. Azure denies all allegations of wrongdoing and specifically asserts that it had no knowledge of any fraud or misrepresentation, acted in good faith, and relied on information provided by the borrowers and third parties. Azure plans to actively defend itself against this lawsuit. Settlement was made on March 12, 2026, for $400,000; this total was accrued for in the 2025 financials.

NOTE 21. SUBSEQUENT EVENTS

On January 8, 2026, the Company announced that its Board of Directors has authorized a share repurchase program pursuant to which the Company may repurchase up to $1.0 million of its outstanding common stock from time to time. The timing and amount of any repurchases will be determined by the Company’s management at its discretion and may be suspended or discontinued at any time.

On January 20, 2026, the Company announced it has expanded its inventory financing capacity to $60 million, more than doubling its floorplan financing from $25 million prior to its IPO. The expanded facility strengthens Off the Hook’s ability to acquire and carry more high-quality used boat inventory to meet accelerating customer demand and support the Company’s growth strategy in 2026.

On January 29, 2026, Robert Gonnelli notified Off The Hook YS Inc. (the “Company”) of his resignation as a member of the Company’s Board of Directors (the “Board”), effective immediately. Mr. Gonnelli’s resignation did not indicate that it was the result of any disagreement with the Company relating to the Company’s operations, policies or practices. Mr. Gonnelli was not a member of any committee of the Board at the time of his resignation. Following Mr. Gonnelli’s resignation, the size of the Board has been reduced to seven (7) members. The Company does not intend to appoint a replacement director at this time.

On January 30, 2026, the Company entered into a service agreement with Greentree Financial Group, Inc. (“Greentree”), pursuant to which Greentree would provide certain professional services to the Group in connection with its financial statements. As consideration for services provided under this agreement, The Company shall issue Greentree 100,000 shares of the Company’s common stock upon signing this Agreement. The shares were issued on February 5, 2026.

On February 13, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Apex Marine Sales, LLC, Apex Marine Stuart LLC, Apex Marine, LLC and Apex Marine Sales Brokerage, LLC, each a Florida limited liability company (collectively, the “Sellers”), pursuant to which the Company agreed to acquire all of the issued and outstanding equity interests of the Sellers’ marine dealership, service, storage and brokerage businesses (collectively, “APEX”). The aggregate purchase price for APEX is $5,500,000, payable at closing as follows: (i) $1,833,333.33 in cash, subject to specified debt payoff and related closing adjustments, (ii) $1,833,333.33 in shares of the Company’s common stock valued at $2.70 per share (representing approximately 670,000 shares), and (iii) a secured seller promissory note in the original principal amount of $1,833,333.34, bearing interest at 6% per annum and maturing three (3) years after closing. The closing of the transaction is expected to occur within approximately sixty (60) days following the effective date of the Purchase Agreement, subject to completion of due diligence and satisfaction or waiver of customary closing conditions, including receipt of required third-party consents and payoff or refinancing of specified indebtedness.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are required to be designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that information relating to the Company is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon this evaluation, and in light of the material weaknesses in internal control over financial reporting described below, Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were not effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a management report on the effectiveness of internal control over financial reporting pursuant to Item 308(a) of Regulation S-K. As permitted by SEC rules applicable to issuers that have been subject to the requirements of Section 13(a) or 15(d) of the Exchange Act for a period of less than 12 months prior to the end of the fiscal year covered by this annual report, management has elected to omit such assessment for the fiscal year ended December 31, 2025.

As noted above and in Item 6, the Company has identified material weaknesses in its internal control over financial reporting. Management is actively implementing a remediation plan and expects to provide a full assessment of the effectiveness of its internal control over financial reporting in its Annual Report on Form 10-K for the fiscal year ending December 31, 2026.

Attestation Report of the Registered Public Accounting Firm

Because we are an “emerging growth company” under the JOBS act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so as long as we are an emerging growth company.

Item 9B. Other Information.

Insider Trading Arrangements and Policies.

The Company has an insider trading policy and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards.

Disclosure of 10b5-1 Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors currently consists of seven members, Our founder serves as our Chairman of the Board. Our Board has determined its leadership structure is appropriate and effective given our stage of development. The name of and certain information regarding each director is set forth below. This information is based on data furnished to us by the directors. The independence of each director is notated in the table below. The following table sets forth certain information with respect to our executive officers and directors:

Name	Position	Age
Brian S. John	Chief Executive Officer and Director	56
Jason Ruegg	Founder, President and Chairman of the Board	36
Chad Corbin	Chief Financial Officer	47
Blake Phillips	Chief Operating Officer	39
Andrew Simmons	Executive Vice President and Director	37
Mike Kosloske	Independent Director	61
Mary Reynolds	Independent Director	41
Jim Segrave	Independent Director	54
George Jousma	Director	66

Executive Officers and Employee Directors

Jason Ruegg, Founder, President and Chairman of the Board - Jason Ruegg combines over 12 years of experience in senior management within the marine industry following an entrepreneurial career that began during college. Previously, he had been involved in multiple ventures within the recreational boating sector, holding positions including Founder, President, and Chairman. Since 2012, Mr. Ruegg has served as Founder and President of Off the Hook Yachts, a national leader in the wholesale and retail pre-owned yacht market. Under his leadership, the company has completed nearly 10,000 transactions and acquired close to $1 billion in used boats and yachts. Jason has also developed proprietary software to oversee valuations of 10,000+ boats annually. Off the Hook Yachts has been repeatedly recognized, including being named to the Inc. 500 list of America’s Fastest-Growing Companies, consistently ranked among Boating Industry’s Top 100 Dealers, and has completed over 5,000 transactions. In addition to leading core operations, Mr. Ruegg founded Azure Funding, a marine finance company, which has grown to over $100 million in annual loans, and has acquired multiple marinas, shipyards, and dry-stack facilities. Mr. Ruegg is also currently a director of Off the Hook YS Inc., a vertically integrated marine retail and finance platform.

Brian S. John, Chief Executive Officer - Brian S. John combines over 25 years of experience in financial consulting, capital markets, and senior executive leadership, following a career as an investor and advisor to global emerging growth companies. Previously, he had been involved in numerous companies in the financial consulting and consumer products industries, holding positions including Chief Executive Officer, Chairman, and board member. From 2018 through 2023, Mr. John was the Chief Executive Officer of Jupiter Wellness, Inc., a consumer health and wellness company that he took public on NASDAQ in November 2020. In 2021, as CEO of Jupiter Wellness, he acquired SRM Entertainment, which began trading on NASDAQ in August 2023. From 2021 to 2023, he also served as CEO of Jupiter Wellness Acquisition Corp (NASDAQ: JWAC), now known as CJET. Mr. John is the founder of Caro Partners, LLC, a financial consulting firm specializing in advising emerging growth companies and has worked with hundreds of companies across dozens of countries. He is also currently the Chairman of the Board for Caring Brands, Inc., a consumer brand development company. Mr. John served on the board of directors of The Learning Center at the Els Center of Excellence, a school for children with autism in Jupiter, Florida, from 2015 through 2023.

Chad Corbin, Chief Financial Officer – Chad Corbin combines over 22 years of experience in financial and operational senior management following a career that began at Ferguson Enterprises. Previously, he had been involved in multiple companies within the financial and manufacturing industries, holding positions including Chief Financial Officer, Controller, General Manager, and Operations Manager. From 2000 through 2008, Mr. Corbin was the Credit Manager and later the Operations Manager for Ferguson Enterprises’ Jacksonville, FL branch. From 2008 to 2017, he served as Controller and subsequently as Chief Financial Officer and General Manager of Filmwerks International, a company specializing in event production and technical solutions. During his nine-year tenure, he was responsible for overseeing financial operations, maintaining the company’s banking relationships, overseeing two large competitor acquisitions. Following Filmwerks, from 2017 to 2024, Mr. Corbin worked as a Financial/ Operational consultant for several small companies. Two of his larger contracts were with Audioengine and Manufacturing Methods. Audioengine, a leading innovator in high-end audio equipment, he managed accounting, fulfilment, production, and sales support functions. Manufacturing Methods, he served has their CFO, where he was responsible for financial and human resources decisions across three companies, maintaining compliance with GAAP standards.

Blake Phillips, Chief Operating Officer - Blake Phillips combines over 17 years of experience in the recreational marine industry’s senior management. Previously, he had been involved in three major companies in the boating industry, holding positions including senior sales executive and Chief Operating Officer. From 2013 through 2022, Mr. Phillips held leadership roles with White River Marine Group, the world’s largest builder of fishing and recreational boats by volume, and MarineMax, the world’s largest retailer of recreational boats and yachts. In October 2022, he joined Off The Hook YS Inc. as Chief Operating Officer to lead the Company’s expansion of its consumer base, supplier network, stores, and operational systems. Mr. Phillips has recruited, built, and led teams of over 100, earned top sales accolades for brands such as Boston Whaler and Azimut Yachts, consulted on new vessel manufacturing, opened retail locations, and designed and managed major boat show displays.

Andrew Simmons, Executive Vice President - Andrew Simmons combines over 19 years of experience in senior sales and marketing leadership across the marine and automotive industries. Previously, he had been involved in multiple ventures within these sectors, holding positions including Founder, Partner, and President of Sales. Mr. Simmons was the Founder and Partner of American Yacht Group, one of the United States’ largest new yacht dealerships, generating over $100 million in annual sales since its inception in 2019. His success at American Yacht Group contributed to over 50% growth in annual sales for HCB Yachts. Most recently, Mr. Simmons was promoted to President of Sales for HCB Yachts globally. Mr. Simmons has demonstrated a consistent ability to drive growth in competitive markets through innovative sales strategies and strong leadership. His experience in scaling businesses provides a valuable commercial perspective that supports the Company’s expansion and revenue growth initiatives.

Non-Employee Directors

Mike Kosloske is a third-generation insurance industry professional with a long-standing track record in executive leadership and public company governance. He is the founder of Health Insurance Innovations, Inc. (HIIQ), a health insurance technology company that completed its initial public offering on Nasdaq in February 2013. Mr. Kosloske served as Chief Executive Officer of HIIQ, which was recognized as the #1 Growth Company on Nasdaq in 2016, 2017, and 2018. In 2013, he was a finalist for the Ernst & Young Entrepreneur of the Year award. HIIQ was acquired by Madison Dearborn Partners in 2019. Mr. Kosloske previously served on the Board of Directors for St. Joseph’s Hospitals Foundation (2016 – 2025) and currently serves on the Board of Directors for Seminole Boosters (2019 – Present). He is also Managing Partner of Future Labs Capital, a firm focused on funding and consulting for MIT-affiliated companies in artificial intelligence, machine learning, and quantum computing (2024 – Present).

Jim Segrave is the Founder, Chairman, and Chief Executive Officer of flyExclusive, one of North America’s largest and most innovative private jet operators. Founded in 2015, flyExclusive operates a fleet of over 90 light, mid, and super-midsize jets, employs nearly 800 professionals, and generated estimated annual revenues exceeding $350 million in 2024. In December 2023, flyExclusive (NYSE: FLYX) completed its public listing on the New York Stock Exchange. Mr. Segrave previously founded Segrave Aviation, Inc., a successful aircraft charter company sold to Delta Air Lines in 2010, which became Delta Private Jets. He also founded LGM Ventures, LLC, which operates fixed-base operations (FBOs) at Eastern North Carolina airports, the largest daycare center in Kinston, and a restaurant and bar in Atlantic Beach. Mr. Segrave has been named to the North Carolina Power List of Most Influential Leaders for the past three years. In 2024, he received the Boy Scouts Distinguished Citizen Award and was awarded the Key to the City by the Mayor. He currently serves on the Board of Directors of Quality Equipment, which owns and operates 38 John Deere dealerships, and as Vice Chairman of the Board of Directors of L. Harvey & Son, one of North Carolina’s oldest privately held businesses, founded in 1871. Mr. Segrave is also a member of the Board of Trustees at East Carolina University, the Embry-Riddle Aeronautical University Industrial Advisory Board, and the National Business Aviation Association (NBAA) Leadership Council.

Mary Reynolds has over 15 years of leadership experience in retail and commercial finance, with a focus on business development, process optimization, and strategic growth. Mrs. Reynolds currently serves as Digital Innovation Director at a Connecticut-based bank, where she leads cross-functional teams in delivering technology-driven financial solutions. Previously, Mrs. Reynolds led marine operations at a top-performing national bank, supporting over $500 million in loan originations in under two years while managing federal and state regulatory audits. From November 2024 to May 2025, she served as Vice President of Consumer Lending at The Washington Trust Company. From July 2020 to August 2023, Mrs. Reynolds served as Chief Operating Officer of LV/Bank of Clark and later as Senior Vice President, Head of Operations at LV/Axos Bank of LaVictoire Finance.

George Jousma brings more than 45 years of executive experience representing the Italian yachting sector in the Americas. In 1994, Mr. Jousma became President of Allied Marine/Richard Bertram Yachts, where he expanded the business from a single yacht product line generating under $20 million in sales to a company of over 200 employees across nine locations, with revenues exceeding $200 million. During his 14-year tenure, Allied became one of the largest distributors of Azimut, Benetti, and Ferretti yachts in the Americas, ultimately leading to its acquisition by the Ferretti Group in 2008. That same year, Mr. Jousma founded Sanlorenzo of the Americas, serving as President and Chief Executive Officer for ten years and establishing Sanlorenzo as one of the leading motor yacht brands in the region. Mr. Jousma also served on the Board of Directors and as a two-term President of the International Yacht Brokers Association (IYBA), the largest professional association of its kind globally. He has been an active participant in the Marine Industries Association of South Florida (MIASF) and is a lifelong boater originally from the Midwestern United States.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has an Audit Committee, composed of Mary Reynolds (Chair), and Jim Segrave, each of whom satisfy the independence requirements of Rule 303A of the NYSE Listed Company Manual and Section 10A(m)(3) of the Exchange Act. Our Board has determined that Ms. Reynolds is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met two  times during the 2025 fiscal year.

Code of Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our website at www.offthehookyachts.com. In addition, we intend to post on our website all disclosures that are required by law or NYSE American rules concerning any amendments to, or waivers from, any provision of the code. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this Annual Report.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to directors, officers, employees and consultants of the Company, as well as certain other covered persons. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A full copy of our Insider Trading Policy can be found as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Hedging and Pledging Transactions

Under our Insider Trading Policy, we strongly discourage our employees (including our named executive officers) and our directors from hedging our securities, holding shares of our common stock in a margin account, or pledging shares of our common stock as collateral for a loan.

Item 11. Executive Compensation

The following disclosure discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2025: Brian John (our Chief Executive Officer), Jason Ruegg (our President and Founder), Chad Corbin (our Chief Financial Officer) and Blake Phillips (our Chief Operating Officer).

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies”, as such term is defined in the rules promulgated under the Securities Act of 1933, as amended.

Key Elements of Our Compensation Program for 2025

In 2025, we compensated our named executive officers through a combination of base salary and long-term equity incentives in the form of restricted stock units. Our named executive officers are also eligible for our standard benefits programs, which include group health insurance and vacation programs.

We do not use specific formulas or weightings in determining the allocation of the various compensation elements. Instead, the compensation for our named executive officers has been designed to provide a combination of fixed and at-risk compensation that is tied to the achievement of our short and long-term objectives. Further, the Compensation Committee considers the amount of shares owned by the named executive officers as a result of the founding of the company and pre-IPO investments. We believe that this approach achieves the primary objectives of our compensation program.

We are continually evaluating various compensation programs to implement as our business evolves. The disclosures below describe our historical compensation practices.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for fiscal years ended December 31, 2024 and 2023. The Company does not have any non-equity incentive plans or awards.

				Stock		Option	All Other
Name and Principal		Salary	Bonus	Awards		Awards	Compensation	Total
Position	Year	($)	($)(5)	($)(1)		($)	($)(6)	($)
Brian S. John	2025	24,230	-	14,850	(2)	-	1,154	40,234
Chief Executive Officer	2024	-	-	-		-	-	-

Jason Ruegg	2025	300,000	-	14,850	(2)	-	10,500	325,350
Founder, President and Chairman of the Board	2024	300,000	-	-		-	-	300,000

Chad Corbin	2025	199,385	9,000	505,500	(3)	-	3,988	717,873
Chief Financial Officer	2024	175,000	-	-		-	-	175,000

Blake Phillips	2025	362,277	1,500	900,000	(4)	-	18,900	1,282,677
Chief Operating Officer	2024	300,000	-	-		-	-	300,000

(1)	The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 17 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for the assumptions underlying the valuation of equity awards.
(2)	In Q4 the Company granted 5,000 RSU’s with a grant date fair value of $2.97 per share to the executive. These awards had no vesting term and therefore were issued to the executive in Q4 2025.
(3)	In Q4 the Company granted 150,000 RSU’s with a grant date fair value of $3.37 per share to the Mr. Corbin. 50,000 of these awards vest in 6 months based on continued employment. Another 50,000 awards vest over the next two years on the anniversary of the award based on continued employment. The remaining 50,000 awards vest over the next two years based on annual performance metrics tied to Company EBITDA.
(4)	In Q4 the Company granted 400,000 RSU’s with a grant date fair value of $2.25 per share to the Mr. Phillips. 250,000 awards vest over the next two years on the anniversary of the award based on continued employment. The remaining 150,000 awards vest over the next two years based on annual performance metrics tied to Company EBITDA.
(5)	Bonus payments are non-recurring payments that are not subject to a compensation plan or employment agreement.
(6)	All other compensation consists primarily of employer 401(k) match, except for $14,624 of commissions that were provided to Blake Phillips.

Employment Agreements

Jason Ruegg Employment Agreement

We have entered into a three-year employment agreement with Jason Ruegg (the “Mr. Ruegg Employment Agreement”) effective upon our initial public offering which shall automatically renew for one successive year periods unless terminated in accordance with the Mr. Ruegg Employment Agreement. Mr. Ruegg serves as our President and the Chairman of the Board.

Mr. Ruegg will receive an annual base salary of $500,000 and is and is eligible to receive performance bonuses to be determined by the Compensation Committee annually. The base salary may be increased at any time, at the Company’s sole discretion, based on the employee’s performance. Compensation may include stock options or restricted stock to be issued in accordance with the Company’s 2025 Equity Incentive Plan. The Mr. Ruegg Employment Agreement provides that Mr. Ruegg will be eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers.

The Mr. Ruegg Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Ruegg; (iii) by Mr. Ruegg without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Mr. Ruegg Employment Agreement); (v) by us without cause; or (vi) by Mr. Ruegg for good reason (as defined in the Mr. Ruegg Employment Agreement).

The Mr. Ruegg Employment Agreement includes standard restrictive covenants in favor of our company, including, non-compete, confidentiality, and two-year post-termination customer and employee non solicitation.

Brian John Employment Agreement

We have entered into a three-year employment agreement with Brian John (the “Mr. John Employment Agreement”) effective upon our initial public offering which shall automatically renew for one successive year periods unless terminated in accordance with the Mr. John Employment Agreement. Mr. John serves as our Chief Executive Officer.

Mr. John will receive an annual base salary of $300,000 and is and is eligible to receive performance bonuses to be determined by the Compensation Committee annually. The base salary may be increased at any time, at the Company’s sole discretion, based on the employee’s performance. Compensation may include stock options or restricted stock to be issued in accordance with the Company’s 2025 Equity Incentive Plan. The Mr. John Employment Agreement provides that Mr. John will be eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers.

The Mr. John Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. John; (iii) by Mr. John without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Mr. John Employment Agreement); (v) by us without cause; or (vi) by Mr. John for good reason (as defined in the Mr. John Employment Agreement).

The Mr. John Employment Agreement includes standard restrictive covenants in favor of our company, including, non-compete, confidentiality, and two-year post-termination customer and employee non solicitation.

Chad Corbin Employment Agreement

We have entered into a three-year employment agreement with Chad Corbin (the “Mr. Corbin Employment Agreement”) effective upon our initial public offering which shall automatically renew for one successive year periods unless terminated in accordance with the Mr. Corbin Employment Agreement. Mr. Corbin serves as our Chief Financial Officer. Mr. Corbin will receive an annual base salary of $200,000. The base salary may be increased at any time, at the Company’s sole discretion, based on the employee’s performance. Compensation may include stock options or restricted stock to be issued in accordance with the Company’s 2025 Equity Incentive Plan. The Mr. Corbin Employment Agreement provides that Mr. Corbin will be eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers.

The Mr. Corbin Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Corbin; (iii) by Mr. Corbin without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Mr. Corbin Employment Agreement); (v) by us without cause; or (vi) by Mr. Corbin for good reason (as defined in the Mr. Corbin Employment Agreement).

The Mr. Corbin Employment Agreement includes standard restrictive covenants in favor of our company, including, non-compete, confidentiality, and two-year post-termination customer and employee non solicitation.

Blake Phillips Employment Agreement

We have entered into a three-year employment agreement with Blake Phillips (the “Mr. Phillips Employment Agreement”) effective upon our initial public offering which shall automatically renew for one successive year periods unless terminated in accordance with the Mr. Phillips Employment Agreement. Mr. Phillips serves as our Chief Operating Officer.

Mr. Phillips will receive an annual base salary of $500,000 and is and is eligible to receive performance bonuses to be determined by the Compensation Committee annually. The base salary may be increased at any time, at the Company’s sole discretion, based on the employee’s performance. Compensation may include stock options or restricted stock to be issued in accordance with the Company’s 2025 Equity Incentive Plan. The Mr. Phlilips Employment Agreement provides that Mr. Phillips will be eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers.

The Mr. Phillips Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Mr. Phillips; (iii) by Mr. Phillips without good reason upon 90 days written notice to us; (iv) by us for cause (as defined in the Mr. Phillips Employment Agreement); (v) by us without cause; or (vi) by Mr. Phillips for good reason (as defined in the Mr. Phillips Employment Agreement).

The Phillips Employment Agreement includes standard restrictive covenants in favor of our company, including, non-compete, confidentiality, and two-year post-termination customer and employee non solicitation.

Termination of Employment Agreements

The termination provisions for all named executive officers are the same and are as follows:

Termination by Company for Death or Disability; If employment is terminated as a result of death or disability, all earned wages and a pro-rata portion of the performance bonus will be paid to the employee. All stock options or restricted shares will be vested immediately.

Termination by Company without Cause, by Executive for Good Reason, or as a result of Change in Control; In the event that the executives employment is terminated by us other than for Cause, Disability or death at any time then the executive will be paid all earned wages, and will be paid the average performance bonus over the prior three years, and twelve months of salary and benefits.

Outstanding Equity Awards as of December 31, 2025

Name and Principal	Award	Grant	Unvested	Vesting
Position	Type	Date	Awards	Schedule
Chad Corbin	Restricted Stock Unit	11/26/2025	50,000	Cliff vesting on 6-month anniversary
Chief Financial Officer	Restricted Stock Unit	11/26/2025	50,000	2-year vesting, 50% cliff vesting on anniversary
	Performance Restricted Stock Unit	11/26/2025	50,000	2-year vesting, 50% cliff vest on anniversary subject to meeting Adjusted EBITDA performance targets

Blake Phillips	Restricted Stock Unit	12/22/2025	250,000	2-year vesting, 50% cliff vesting on anniversary
Chief Operating Officer	Performance Restricted Stock Unit	12/22/2025	150,000	2-year vesting, 50% cliff vest on anniversary subject to meeting Adjusted EBITDA performance targets

Director Compensation

In November 2025 our Board of Directors, upon recommendation of the Compensation Committee, approved Non-Employee Director Compensation for the Company’s non-employee directors. Each such non-employee director receives an annual equity award of 30,000 RSU’s for service on the Board. The RSU’s vest on a one-year cliff vesting schedule.

The following table sets forth certain information concerning the compensation of our directors (excluding Mr. John and Mr. Ruegg who are named executive officers) for the fiscal year ended December 31, 2025.

	Fees earned or	Stock	Option	All other
	paid in cash	awards	awards	compensation	Total
Name	($)	($)(1)	($)	($)	($)
Andrew Simmons	-	15,650	-	-	15,650
Mike Kosloske(2)	-	179,350	-	-	179,350
Mary Reynolds(2)	-	179,350	-	-	179,350
Jim Segrave(2)	-	179,350	-	-	179,350
George Jousma(2)	-	179,350	-	-	179,350

(1)	The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718.
(2)	Stock awards includes 30,000 RSU’s that will cliff vest on 12/9/2026 and 25,000 RSU’s that had immediate vesting which was to compensate the director for their pre-IPO services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2026, unless otherwise noted below, for the following:

●	Each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated;
●	The named executive officers set forth in the Summary Compensation Table
●	Each director; and
●	All current directors and executive officers as a group.

Applicable percentage ownership is based on 24,320,000 shares  of our common stock outstanding as of March 31, 2026, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. The Company does not currently have any stock options granted or exerciseable and therefore they are not contemplated in the beneficial ownership calculations.

Name of Beneficial Owner	Shares	%(6)
5% Stockholders:
Jason Ruegg (1)	13,898,750	57.0%
Brian John (2)	1,216,667	5.0%
Andrew Simmons (3)	1,205,000	5.0%
Executive Officers and Directors:
Jason Ruegg (1)	13,898,750	57.0%
Brian John (2)	1,216,667	5.0%
Chad Corbin	50,000	0.2%
Blake Phillips	-	-
Andrew Simmons (3)	1,205,000	5.0%
Mike Kosloske (4)	125,000	0.5%
Mary Reynolds	25,000	0.1%
Jim Segrave	25,000	0.1%
George Jousma	25,000	0.1%
All directors and officers as a group		68.1%

(1)	Jason Ruegg is 100% owner of Ruegg Capital Group, Inc., which owns 11,250,000 shares of common stock.
(2)	Brian John is 100% owner of BK Investments LLC which owns 5,000 shares of common stock and OTH Florida Acquisition Corp which owns 1,211,667 shares of common stock.
(3)	All shares of common stock owned by Andrew Simmons are held in the Andrew Simmons Family Business Trust.
(4)	Mike Kosloske is 100% owner of Gucci Holdings LLC which owns 100,000 shares of common stock.
(5)	Includes 50,000 shares issuable upon vesting of RSUs held by the Mr. Corbin vesting within 60 days of March 31, 2026.
(6)	The denominator for the group percentage calculation includes all shares acquirable within 60 days by any member of the group.

The following table provides information as of December 31, 2025 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements). The 2025 Equity Incentive plan has only granted RSU’s since its inception, however the plan does allow for other types of equity awards, including stock options.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average Exercise price		Securities remaining Available for future Issuance under equity Compensation plans
2025 Equity Incentive Plan, approved by shareholders	-		N/A	368,500
Non-shareholder approved plans	-		N/A	-
Total	-	$	N/A	368,500

Item 13. Certain Relationships and Related Transactions, and Director Independence

Each of the related party transactions described below was negotiated on an arm’s length basis. We believe that the terms of such agreements are as favorable as those we could have obtained from parties not related to us. The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements.

On July 22, 2019, OTHYS entered into a loan agreement with Dan and Diane Ruegg, the parents of Jason Ruegg, the Company’s President. Pursuant to the agreement, Dan and Diane Ruegg agreed to loan up to $1.0 million in OTHYS. The loan is unsecured, bears interest at an annual rate of 7%, and has no maturity date. As of December 31, 2024, the outstanding balance was $1.1 million, however the loan was fully paid in 2025 and as of December 31, 2025, the outstanding balance was zero.

On February 23, 2023, OTHYS entered into a loan agreement with Tom Ruegg, the uncle of Jason Ruegg, the Company’s President. Pursuant to the agreement, Tom Ruegg agreed to loan up to $0.5 million in OTHYS. The loan is unsecured, bears interest at an annual rate of 7%, and it matures on July 1, 2027. As of December 31, 2025 and December 31, 2024, the outstanding principal balance were $0.3 million and $0.4 million, respectively.

On November 1, 2022, OTH Simon Marine YF, LLC (the “Boat Centre”) obtained a $0.6 million working capital loan from Ruegg Capital Group. While the loan carries a 0% stated interest rate, Boat Centre has imputed interest at 7.5%. The outstanding balance as of December 31, 2024 was $9.400. As of March 31, 2025, the outstanding balance had been settled in full. For the years ended December 31, 2025 and 2024, Boat Centre recognized imputed interest expense of $0 and $33.7 thousand respectively, which was recorded as both interest expense and an increase to additional paid-in capital.

Member Contribution

In 2024, the Company received additional member contributions totaling $0.9 million for related party loan forgiveness, which were recorded in additional paid-in capital. No equity securities were issued in connection with these capital contributions. $2.6 thousand member contribution was recorded during the year ended December 31, 2025.

Member Distribution

The Company’s member distributions to date were made based on member approvals and were not contractual obligations. These distributions represented profit distributions or were made to assist members with estimated tax liabilities arising from the Company’s pass-through tax status. The Company has not made any additional distributions after the initial public offering. All distributions in the year 2025 occurred prior to November 24, 2025, the closing date of the initial public offering.

The Company’s member distribution for the years ending December 31, 2025 and 2024, was $2.8 million and $0.7 million, respectively.

Director independence

Our board of directors has determined that Mary Reynolds, Mike Kosloske and Jim Segrave are independent directors under the NYSE American Company Guide and applicable SEC rules. George Jousma is not independent under applicable rules. In making these determinations, the board considered all relevant facts and circumstances, including that Mr. Jousma’s immediate family member received shares of the Company’s common stock valued in excess of $120,000.

As a controlled company under the NYSE American Company Guide, the Company has elected to avail itself of exemptions from the requirements that its compensation committee and nominating and corporate governance committee be composed entirely of independent directors.

Item 14. Principal Accounting Fees and Services

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, the Audit Committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted non-audit services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.

The following table summarizes the aggregate fees billed for professional services rendered to us by M&K CPAS (“M&K”) in 2025 and 2024. A description of these various fees and services follows the table.

	2025	2024
Audit Fees	$67,300	$-
Audit-Related Fees	23,600	-
Tax Fees	-	-
All Other Fees	-	-

Audit Fees

Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by M&K for the 2024 and 2025 audits totaling $67,300. All 2024 audit fees were billed in 2025. Fees also include services rendered by M&K for their reviews of the condensed financial statements included in the Company’s Form 10-Q’s during the third quarter of 2025.

Audit-Related Fees

Audit-related fees include services such as services related to the review of our registration statements and issuance of comfort letters by M&K, in 2025 totaling $23,600.

Tax Fees

No tax fees were billed to us by M&K for the year ended December 31, 2025.

All Other Fees

No other fees were billed to us by M&K for the year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of the report:

(1) Financial Statements

See the table of contents under “Item 8. Financial Statements and Supplementary Data” in Part II of this Annual Report on Form 10-K above for the list of financial statements filed as part of this report.

(2) Financial Statement Schedules

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits:

Exhibit No.	Description of Exhibit
3.1**	Articles of Incorporation, dated January 3, 2025
3.2**	Bylaws
10.1**	Lease Agreement for Wilmington headquarters, dated September 4, 2024
10.2**	Lease Modification Agreement for Wilmington headquarters, dated January 10, 2025
10.3#**	Employment Agreement, dated May 9, 2025 with Jason Ruegg
10.4#**	Employment Agreement, dated May 9, 2025 with Brian John
10.5#**	Employment Agreement, dated May 9, 2025 with Chad Corbin
10.6#**	Employment Agreement, dated May 9, 2025 with Blake Phillips
10.7**	Stock Purchase Agreement between stockholders of Off the Hook Florida, Off the Hook Yacht Sales North Carolina and Azure Funding LLC and OTH Simon Marin YF LLC dated December 6, 2024
10.8**	Amended and Restated Agreement for the Purchase and Sale of Capital Stock between OTH Owners and Off The Hook Acquisition Corp, dated July 3, 2025
10.9**	Red Oak Inventory Finance Agreement dated October 31, 2024
10.10**	Personal Guarantee by Jason Ruegg
10.11☐**	Master Services Agreement between Off The Hook YS Inc. and NexGen AI, dated February 25, 2025.
10.12**	Loan Agreement between Off The Hook YS Inc. and Dan and Diane Ruegg, dated July 22, 2019.
10.13**	Loan Agreement between Off The Hook YS Inc. and Tom Ruegg, dated February 23, 2023.
10.14☐**	Authorized Dealer Agreement, between Off the Hook Yacht Sales NC, LLC and Yellowfin Yachts LLC, dated May 5, 2025
10.15**	Nor-Tech Hi-Performance Boats Sales & Dealership Agreement, between Off the Hook Yacht Sales NC, LLC and NT Manufacturing, LLC, dated April 25, 2025
10.16#**	2025 Equity Incentive Plan
14.1**	Code of Conduct
19.1	Insider Trading Policy
21.1**	List of Subsidiaries of the Registrant
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS(a)	Inline XBRL Instance Document
101.SCH(a)	Inline XBRL Schema Document
101.CAL(a)	Inline XBRL Calculation Linkbase Document
101.DEF(a)	Inline XBRL Definition Linkbase Document
101.LAB(a)	Inline XBRL Labels Linkbase Document
101.PRE(a)	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed previously
#	Indicates a contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
☐	Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S- K. The registrant hereby undertakes to furnish on a supplemental basis a copy of any omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFF THE HOOK YS INC.

Date: March 31, 2026	By:	/s/ Brian S. John
	Name:	Brian S. John
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian S. John	Chief Executive Officer and Director	March 31, 2026
Brian S. John

/s/ Chad Corbin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2026
Chad Corbin

/s/ Jason Ruegg	Founder, President and Chairman of the Board	March 31, 2026
Jason Ruegg

/s/ Mike Kosloske	Director	March 31, 2026
Mike Kosloske

/s/ Mary Reynolds	Director	March 31, 2026
Mary Reynolds

/s/ Jim Segrave	Director	March 31, 2026
Jim Segrave

/s/ George Jousma	Director	March 31, 2026
George Jousma

/s/ Andrew Simmons	Executive Vice President and Director	March 31, 2026
Andrew Simmons

