Form 10-Q
period 2026-03-31
OFF THE HOOK YS INC.
filed 2026-05-14
CIK 2067767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 001-42930

Off The Hook YS Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-2636992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Jel Wade Drive

Wilmington, NC 28401

(Address of principal executive offices) (Zip code)

(910)-239-9344

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTH	NYSE American LLC

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of May 8, 2026 was 24,355,000 shares.

Off The Hook YS Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OFF THE HOOK YS INC.

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$5,330,457	$12,428,774
Accounts receivable, net	304,194	269,938
Inventory	46,401,570	26,035,844
Prepaid expense	1,033,713	706,256
Other current assets	355,511	434,584
Total Current Assets	53,425,445	39,875,396

Non-Current Assets
Property, plant and equipment, net	3,573,238	823,231
Other receivable	32,121	27,486
Due from related party	58,994	44,623
Right-of-use assets	6,247,247	6,516,415
Goodwill	570,000	570,000
Intangible assets, net	566,975	560,406
Total Non-Current Assets	11,048,575	8,542,161
Total Assets	$64,474,020	$48,417,557

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,508,056	$1,471,198
Accrued liabilities	769,785	790,804
Lease liabilities, current	1,010,473	963,731
Current portion of long-term debt	31,105	32,453
Due to related party	815,088	315,088
Customer deposits	2,054,624	1,210,447
Short-term debt	1,500,000	-
Floor plan notes payable	40,004,232	25,312,694
Other current liabilities	845,140	773,821
Total Current Liabilities	48,538,503	30,870,236

Long-Term Liabilities
Long-term debt, noncurrent	55,966	62,003
Lease liabilities, noncurrent	5,395,207	5,650,165
Total Long-Term Liabilities	5,451,173	5,712,168
Total Liabilities	53,989,676	36,582,404
Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 24,320,000 and 24,020,000 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	24,320	24,020
Additional paid-in capital	20,080,980	17,964,567
Common stock payable	350,000	350,000
Accumulated deficit	(9,970,956)	(6,503,434)
Total Stockholders’ Equity	10,484,344	11,835,153
Total Liabilities and Stockholders’ Equity	$64,474,020	$48,417,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OFF THE HOOK YS INC.

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025
Revenues	$29,843,739	$27,238,782
Cost of revenues	26,675,959	24,562,153
Gross Profit	3,167,780	2,676,629

Operating Expenses:
Depreciation and amortization	158,688	36,373
Selling, general and administrative	1,293,775	423,860
Advertising and marketing	590,893	329,046
Professional services	586,200	54,287
Salaries and wages	3,118,362	855,282
Rent expenses	287,855	157,158
Total Operating Expenses	6,035,773	1,856,006

(Loss) Income from Operations	(2,867,993)	820,623

Other Income (Expenses):
Interest expense, net	(529,130)	(545,298)
Other income	92,633	14,449
Total Other Expenses	(436,497)	(530,849)

(Loss) Income Before Income Taxes	(3,304,490)	289,774
Income tax expenses	163,032	-

Net (Loss) Income	$(3,467,522)	$289,774
Basic and Diluted Net (Loss) Income Per Common Share	$(0.14)	$0.01
Basic and diluted weighted average common share outstanding	24,310,667	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OFF THE HOOK YS INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, December 31, 2024	20,000,000	$20,000	$2,774,944	$-	$(1,827,554)	$967,390
Member Distribution	-	-	-	-	(591,906)	(591,906)
Net income	-	-	-	-	289,774	289,774
Balance, March 31, 2025, Unaudited	20,000,000	$20,000	$2,774,944	$-	$(2,129,686)	$665,258

Balance, December 31, 2025	24,020,000	$24,020	$17,964,567	$350,000	$(6,503,434)	$11,835,153
Share-based compensation	165,000	165	1,761,448	-	-	1,761,613
Stock issued for professional service	135,000	135	354,965	-	-	355,100
Net (loss)	-	-	-	-	(3,467,522)	(3,467,522)
Balance, March 31, 2026, Unaudited	24,320,000	$24,320	$20,080,980	$350,000	$(9,970,956)	$10,484,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OFF THE HOOK YS INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(3,467,522)	$289,774
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	158,688	36,373
Non-cash lease expense	60,952	3,359
Stock-based compensation	1,761,613	-
Stock issued for professional fees	355,100	-
Changes in operating assets and liabilities:
Accounts receivable	(34,256)	(59,331)
Private label receivable	-	1,169
Other receivable	(4,635)	(2,543)
Inventory	(20,365,726)	(4,077,996)
Prepaid expense	(327,457)	(531,336)
Other current assets	79,073	369,888
Due from related party	(14,371)	11,313
Accounts payable	36,858	(379,523)
Accrued liabilities	(21,019)	(73,799)
Customer deposits	844,177	(952,973)
Other current liabilities	71,319	(10,719)
Net Cash Used in Operating Activities	(20,867,206)	(5,376,344)

Cash Flows from Investing Activities:
Capital expenditure for fixed assets	(2,877,050)	(10,833)
Acquisition of intangible assets	(38,214)	-
Net Cash Used in Investing Activities	(2,915,264)	(10,833)

Cash Flows from Financing Activities:
Member distribution	-	(591,906)
Proceeds from short-term loan payable	1,500,000	-
Proceeds from floorplan notes payable	30,566,634	18,623,348
Payment to floor plan notes payable	(15,875,096)	(14,558,733)
Payment to long-term debt	(7,385)	(28,671)
Proceeds from related-party debt	500,000	9,103
Repayments of related party debts	-	(58,818)
Net Cash Provided by Financing Activities	16,684,153	3,394,323

Net Change in Cash	(7,098,317)	(1,992,854)
Cash and cash equivalents, beginning of period	12,428,774	2,927,126
Cash and Cash Equivalents, End of Period	$5,330,457	$934,272

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$736,774	$525,690
Cash paid for income tax	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

OFF THE HOOK YS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Off The Hook YS Inc. (“OTH”) was incorporated in Nevada on January 3, 2025 and operates as a holding company with no independent operations. Through its subsidiaries, the Company is engaged in the retail sale, brokerage, and servicing of new and pre-owned boats, yachts, and trailers, and in arranging related financing and insurance products.

The Company conducts its operations through several subsidiaries, including Off The Hook Yacht Sales NC, LLC, OTH Marine Asset Recovery LLC, Azure Funding, LLC, and Autograph Yacht Group Inc.

Effective February 10, 2026, the Boat Center’s business operations were transferred to OTH. On February 10, 2026, OTH Simon Marine YF, LLC (“Boat Center”) was liquidated and is no longer part of the Company’s operating structure.

On March 26, 2026, the Company entered into an Equity Interest Purchase Agreement to acquire Bellhart Marine Group, LLC, along with its affiliated entities Bellhart Marine Services, LLC, Specialized Mechanical Services, LLC, and Specialized Mechanical Services, Inc. (collectively, “Bellhart”), a marine service, refit, and mechanical services platform. Pursuant to the agreement, the Company agreed to acquire 100% of the equity interests of Bellhart for aggregate consideration of approximately $0.8 million in cash, plus the assumption or refinancing of certain indebtedness and other obligations, subject to customary closing adjustments. The transaction remains subject to customary closing conditions, including completion of due diligence procedures, receipt of required third-party approvals and consents, and satisfaction of other customary closing conditions.

There have been no other material changes to the Company’s business or organizational structure from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Presentation and Significant Accounting Policies

The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation, have been included. All intercompany balances and transactions have been eliminated in consolidation. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other interim period or for any other future year.

There have been no material changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities, at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Recent Accounting Pronouncements Recently Adopted

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments in this update are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this ASU on December 31, 2025 and no material impact is observed to the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2025, for emerging growth companies, with early adoption permitted. The amendments should be applied prospectively however, retrospective application is also permitted. We adopted this ASU on January 1, 2026, no material impact is observed to the financial statements.

NOTE 2. INVENTORY

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
New boats	$5,416,814	$3,395,451
Used boats	40,906,679	22,602,275
Trailers	78,077	38,118
Total	$46,401,570	$26,035,844

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Leasehold improvement	$1,384,631	$1,041,170
Buildings	2,516,547	63,600
Furniture and Fixtures	218,003	217,342
Equipment	189,015	189,015
Vehicles	229,964	149,983
Property, plant and equipment, gross	4,538,160	1,661,110
Less: accumulated depreciation	(964,922)	(837,879)
Property, plant and equipment, net	$3,573,238	$823,231

During the three months ended March 31, 2026 and 2025, the Company incurred depreciation expense of $0.1 million and $0.05 million, respectively.

NOTE 4. GOODWILL

Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business acquisition that are not individually identified and separately recognized.

On July 22, 2022, the Company acquired 100% of the outstanding shares of Boat Center, Inc. for total consideration of approximately $0.6 million. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company did not recognize any separately identifiable intangible assets as the amounts were not material.

NOTE 5. INTANGIBLE ASSETS

On April 25, 2025, the Company entered into a Stock Purchase Agreement with the shareholders of Boats and Buyers, Inc. (the “Acquiree”), pursuant to which the Company acquired 100% of the issued and outstanding shares of the Acquiree, including all related websites (including www.boatscollective.com) and intellectual property assets. The total consideration for the acquisition was approximately $0.6 million, consisting of $0.2 million in cash and 100,000 shares of the Company’s common stock valued at $3.50 per share. Included in the purchase price was a gross-up for the tax component of approximately $0.1 million.

The transaction has been accounted for as an asset acquisition. Substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, specifically, website and related intellectual property. Accordingly, the purchase price was allocated to intangible assets and an intangible asset of approximately $0.6 million was recognized.

The common stock consideration related to this acquisition has not been issued as of March 31, 2026 and was recorded as a Common Stock Payable on the consolidated balance sheet.

	Estimated Useful Life (years)	March 31, 2026	December 31, 2025
Website and intellectual property	5	$632,911	$632,911
Software(1)		60,646	22,432
Accumulated amortization		(126,582)	(94,937)
Net book value		$566,975	$560,406

(1)	Software has not yet been placed in service and therefore is not subject to amortization

Amortization expense related to the Company’s intangible assets was immaterial for the three months ended March 31, 2026 and 2025. Estimated future amortization expense for the intangible assets is as follows:

Calendar Year	Amount
2026	$187,229
2027	126,582
2028	126,582
2029	126,582
Total Intangible Asset Amortization	$566,975

NOTE 6. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accounts Payable	$886,666	$912,821
Credit Card Payable	621,390	558,377
	$1,508,056	$1,471,198

NOTE 7. NOTES PAYABLE – FLOOR PLAN

The Company has a floor plan agreement with Red Oak Inventory Finance (“the Lender”), which has a stated borrowing capacity of $60.0 million for new and used marine inventory. From time to time, total borrowings may exceed stated limits due to the timing of floor plan draws for inventory shipments. The agreement is collateralized by new and used boat inventory.

Borrowings bear interest at Secured Overnight Financing Rate (“SOFR”) plus a margin that varies based on whether the inventory is new or used and the length of time the inventory is held. The maximum interest rates for inventory held beyond 541 days are SOFR plus 8.85% for new inventory and SOFR plus 9.10% for used inventory.

Outstanding borrowings under the agreement were $40.0 million and $25.3 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 8. LONG-TERM LOAN PAYABLE

	March 31, 2026	December 31, 2025
Payable to Wells Fargo bearing interest at 3.99%. Requires monthly principal and interest payment. The original loan amount was $26,666 with a term of 84 months beginning November 21, 2021.	$8,194	$9,174
Payable to GMC Financial, secured by a Company vehicle. Monthly payments of principal and interest totaling $425 are due on the 19th of each month. Interest accrues at a rate of 3.09% annually. Loan matures in November 2026.	-	1,348
Payable to Land Rover Financial Group, secured by a Company vehicle. Monthly interest payments are due at the beginning of each month. Interest accrues at a rate of 8.59% annually. Loan matures in July 2029.	78,877	83,934
Total Long-Term Debt	$87,071	$94,456

Maturity of long-term debt is as follows:

As of March 31:	Amount
2027	$31,105
2028	31,105
2029 and thereafter	24,861
$87,071

NOTE 9. LEASES

The balances for operating leases where the Company is the lessee are presented within the condensed balance sheets as follows:

Operating Leases	March 31, 2026	December 31, 2025
Right of use-assets	$6,247,247	$6,516,415

Lease liability-current	1,010,473	963,731
Lease liability-non-current	5,395,207	5,650,165
Total Operating Lease Liabilities	$6,405,680	$6,613,896

Weighted average remaining lease term (in years)	6.99	7.19
Weighted average discount rate (%)	6.50	6.50

The components of lease expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$284,571	$107,931
Cost of other leases with period less than one year and variable lease costs	3,284	49,227
	$287,855	$157,158

The components of lease expenses for the three months ended March 31, 2026 and 2025 were approximately $0.3 million and $0.2 million, respectively.

Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:	2026	2025
Operating cash flows from operating leases	$287,855	$157,158

As of March 31, 2026, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

For the Three Months Ended March 31, 2026	Operating Lease
2027	$1,064,941
2028	1,038,438
2029	1,059,931
2030	864,937
2031	677,006
2032 and thereafter	1,898,666
Total Lease Payments	6,603,919
Less: imputed interest	(198,239)
Present Value of Lease Liabilities	$6,405,680
Less: current portion	(1,010,473)
Lease Obligations, Noncurrent	$5,395,207

NOTE 10. REVENUE

Net revenue by category:

	For the Three Months Ended March 31,
	2026	2025
Pre-owned boat sales	$27,788,672	$21,058,418
New boats sales	1,283,557	5,518,110
Finance income	334,444	606,225
Service, parts & other sales	437,066	56,029
Total Consolidated Revenue	$29,843,739	$27,238,782

As of March 31, 2026 and 2025, trade-in boats recorded as inventory totaled $5.1 million and $3.7 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized $1.3 million and $1.2 million, respectively, in revenue from the sale of trade-in boats.

Customer deposits are recorded as deferred revenue and recognized as revenue upon transfer of control to the customer, generally upon delivery or acceptance.

Of the customer deposits recorded as of December 31, 2025 and 2024, $1.2 million and $2.4 million, respectively, were recognized as revenue during the three months ended March 31, 2026 and 2025, respectively. Additional deposits received during the three months ended March 31, 2026 and 2025 were recognized as revenue in the respective periods received.

The movement in customer deposits is as follows:

	March 31, 2026	December 31, 2025
Balance at Beginning of Period	$1,210,447	$2,350,219
Decrease due to revenue recognized during the period	(29,922,298)	(61,972,660)
Increase from customer deposits received in advance of performance obligations	30,766,475	61,081,388
Refunds to customers	-	(248,500)
Balance at End of Period	$2,054,624	$1,210,447

NOTE 11. RELATED PARTIES TRANSACTIONS

The principal related parties with which the Company had transactions for the three months ended March 31, 2026, and 2025 are as follows:

Amounts Due To Related Parties

	March 31, 2026	December 31, 2025
Tom Ruegg (2)	$315,088	$315,088
Jason Ruegg (1)	250,000	-
Andrew Simmons (1)	250,000	-
Total	$815,088	$315,088

(1)	The Company entered two substantially similar Boat Inventory Investment Agreements with Jason Ruegg and Andrew Simmons (the “Investor”), respectively. Under the agreement, the Investor advances funds solely to purchase a specified boat (the “Boat”) as inventory for resale. Upon sale of the Boat, the Investor is repaid the investment amount plus a fixed return of 6.5% of annual percentage yield of the investment amount.
(2)	This operating loan was obtained from Mr. Tom Ruegg on February 3, 2023, with a principal amount of $500,000 and a fixed annual interest rate of 7.00%. Interest is accrued and will be paid together with the principal upon repayment. The loan will mature on July 1, 2027.

Amounts Due From Related Parties

Amounts due from related parties consisted of the following for the periods indicated:

	March 31, 2026	December 31, 2025
OTH Equipment	$9,245	$9,245
OTH Realty II, LLC	40,492	25,920
OTH Sloop Point LLC	7,651	9,458
Jason Ruegg	1,231	-
Lewis Landing LLC	375	-
Total	$58,994	$44,623

Member Distribution

Prior to the Company’s initial public offering (“IPO”), the Company made distributions to members of $0.6 million during the three months ended March 31, 2025. Following the IPO, the Company has not declared or paid any dividends.

NOTE 12. INCOME TAXES

OTHYS, Boat Center, and Azure, each limited liability companies since inception, were taxed as partnerships for U.S. federal and applicable state income tax purposes. Accordingly, taxable income or loss was passed through to the respective members, and no provision for income taxes was recorded at the entity level.

OTH incorporated on January 3, 2025 and is taxed as C corporation under the Code. AYG was incorporated in the State of Florida on August 8, 2025 and is taxed as C corporation under the Code. Income tax liability as of March 31, 2026 was $0.2 million. Income tax liability for December 31, 2025 was immaterial. OTH and AYG are subject to U.S. federal and state income tax in certain jurisdictions.

The Company is an Emerging Growth Company and has elected to use the extended transition period for complying with new or revised accounting standards. The Company adopted ASU 2023-09, effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements for the interim period.

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Company does not expect the Tax Reform Act of 2025 to have a material impact on its effective tax rate for the fiscal year ended December 31, 2026.

The income tax provision for the three months ended March 31, 2026 and 2025 consisted of the following:

	As of March 31, 2026	As of December 31, 2025
Entity Level State Income Tax on LLC Income	$163,988	$956
Income tax payable	163,988	956

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
Current	$		$
Federal		-		-
State		163,032		-
Total Current Income Tax Provision		163,032		-
Deferred
Federal		-		-
State		-		-
Total deferred taxes		-		-
Total Provision for Income Taxes		$163,032		$-

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	March 31, 2026		December 31, 2025
Deferred Tax Assets:	$		$
Stock based compensation		2,243,629		242,535
Operating lease, right-of-use assets		78,980		-
Interest deduction limitation		-		10,678
Net operating loss carryforward		-		310,414
Accruals and reserves		-		1,163
Operating lease liabilities		-		1,710,130
Other assets		-		58,631
Less: valuation allowance		(1,830,331)		(509,525)
Total Deferred Tax Assets		$492,278		$1,824,026
Deferred Tax Liabilities:
Interest deduction limitation		(12,117)		-
Net operating loss carryforward		(358,082)		-
Depreciation and allowance		(60,984)		-
Operating lease liabilities		(61,095)		-
Goodwill and identifiable intangible assets		-		(139,102)
Operating lease, right-of-use assets		-		(1,684,924)
Total Deferred Tax Liabilities		$(492,278)		$(1,824,026)
Net Deferred Tax Asset (Liability)		$-		$-

*	In connection with the Company’s 2025 incorporation and related acquisition/accounting, the Company recorded deferred tax liabilities associated with purchase accounting adjustments (primarily identifiable intangible assets). These deferred tax liabilities were recorded as part of acquisition accounting and did not affect the current-year income tax provision.

The Company’s effective tax rates for the three months ended March 31, 2026 and March 31, 2025 were (33.5)% and 0.0% respectively. The effective tax rate for the three months ended March 31, 2026 and 2025 varied from the United States statutory rate primarily due to valuation allowance activity.

Net operating losses and tax credit carryforwards as of March 31, 2026 were as follows:

	As of March 31, 2026
	Amount	Expiration Year
Net operating losses, federal	$1,220,368	Do not expire
Net operating losses, state	1,238,366	Various, starting in 15 years
Tax credits, federal	-	-
Tax credits, state	-	-

Pursuant to Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), annual use of the Company’s net operating losses (“NOLs”) and research and development (“R&D”) credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not undergone an analysis to determine whether this limitation would apply to the utilization of the NOL carryforward. However, as the federal NOLs do not expire, the Company does not believe that any potential limitations to federal or state NOLs, or federal credit carryforwards, if applicable, would be material to the financial statements.

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of March 31, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income taxes for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, there were no active taxing authority examinations in any of the Company’s major tax jurisdictions.

On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While the OBBBA did not have a significant impact on the Company’s total tax provision as of December 2025, the Company is still evaluating the Company’s position on the elective provisions of the law and the potential impacts of those elections on the condensed consolidated financial statements.

For the three months ended March 31, 2026, there was no cash paid for federal or state taxes.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock

On January 3, 2025, Off The Hook YS Inc. was incorporated in Nevada and became the holding company pursuant to a reorganization. The total authorized shares of common stock were 100,000,000 shares, and each common stock is entitled to one vote.

Each share of common stock has a par value of $0.001. As of March 31, 2026 and December 31, 2025, the Company had 24,320,000 and 24,020,000 shares of common stock issued and outstanding, respectively.

Preferred Stock

The Company authorized 100,000 shares of blank check preferred stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of our Common Stock. There are no shares of preferred stock designated or outstanding as of March 31, 2026 and 2025.

Additional Paid-in Capital

During the three months ended March 31, 2025, the Company did not receive any member contributions.

On November 14, 2025, the Company completed its initial public offering (“IPO”) of 3,750,000 shares of common stock, par value $0.001 per share, at a public offering price of $4.00 per share, resulting in net proceeds of approximately $13.4 million, after deducted underwriting discounts and offering expenses. Following the IPO, member contributions are no longer applicable.

Member Distribution

Prior to the Company’s IPO, the Company made distributions to members of $0.6 million during the three months ended March 31, 2025. Following the IPO, the Company has not declared or paid any dividends.

Common Stock Payable

On April 25, 2025, The Company committed 100,000 shares of common stock with a fair value of $3.50 per share in connection with the purchase of an intangible asset. These shares have not been issued and therefore remain as a Common Stock Payable in Stockholders’ Equity.

NOTE 14. STOCK COMPENSATION

Equity Incentive Plan

On April 29, 2025, the Company’s Board of Directors and stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan”). The Compensation Committee of the Board of Directors has the authority to administer the 2025 Plan and to determine the recipients and terms of awards granted thereunder. The 2025 Plan provides for the issuance of up to 4,000,000 shares of the Company’s common stock to employees, directors, and consultants.

Restricted Stock Unit

Following the Company’s initial public offering on November 14, 2025, the Company granted restricted stock units (“RSUs”) to employees and contractors under the 2025 Plan. The vesting terms of these awards range from immediate vesting to five years, and more than 50% of the awards include performance-based conditions. The fair value of RSUs is determined based on the Company’s stock price on the grant date.

During the three months ended March 31, 2026, the Company recognized $1.8 million of stock-based compensation expense related to RSUs. No stock-based compensation expense was recognized during the three months ended March 31, 2025.

A summary of RSU activity is as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs Granted but Not Vested at January 1, 2026	3,311,500	$10,711,755
RSUs granted	166,100	364,673
RSUs forfeited	(15,000)	(50,550)
RSUs vested and released	(135,000)	(430,857)
RSUs Granted but Not Vested at March 31, 2026	3,327,600	$10,595,021

(1)	Aggregate grant-date fair value determined using the closing market price of the Company’s common stock on the grant date.

The Company had no restricted stock units outstanding and no restricted stock unit activity during the three months ended March 31, 2025, as the Company’s 2025 Equity Incentive Plan had not yet been adopted.

As of March 31, 2026, 470,000 RSUs had vested. Of these, 435,000 RSUs had been settled through the issuance of shares of common stock, including 165,000 shares issued during the three months ended March 31, 2026. The remaining 35,000 vested RSUs had not yet been settled as of March 31, 2026.

Stock Options

During the three months ended March 31, 2026, the Company granted 10,000 stock options, all of which vested immediately. The fair value of these options was determined using the Black-Scholes option pricing model, and the related compensation expense was recognized in full on the grant date. The impact of these options was not material to the Company’s condensed consolidated financial statements.

Equity Issued for Services

During the three months ended March 31, 2026, the Company entered into multiple consulting and service arrangements with third-party providers. As consideration for services, the Company issued shares of its common stock upon execution of the respective agreements. These shares were not subject to vesting conditions and were deemed fully earned upon issuance.

The Company measured these awards at the grant-date fair value of its common stock. As the awards were not subject to substantive future service requirements, the total fair value of the equity consideration was recognized as share-based compensation expense on the respective grant dates.

During the three months ended March 31, 2026, the Company issued an aggregate of 135,000 shares to nonemployees for services, resulting in total share-based compensation expense for the period of $0.4 million.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net (loss) income attributable to the Company	$(3,467,522)	$289,774
Weighted average number of shares *	24,310,667	20,000,000
(Loss) earnings per share - Basic and Diluted	$(0.14)	$0.01

*	Due to the anti-dilutive effect, the computation of basic and diluted earnings per share did not include the shares underlying the exercise of RSUs as the Company had a net loss for the three months ended March 31,2026.

*	For the three months ended March 31, 2026, 100,000 shares of common stock issuable in connection with the acquisition of Boats and Buyers, Inc. (see Note 5. Intangible Assets) have been included in the computation of basic earnings (loss) per share, as all necessary conditions for issuance have been satisfied.

NOTE 16. SEGMENT INFORMATION

The Company operates primarily in two distinct business segments: Dealerships and Financial Services.

Dealerships: Specializing in the buying, selling, servicing and wholesaling of yachts and boats.

Financial Services: A recreational loan broker and lender providing financing solutions for individuals, dealerships, and brokerages.

The Company’s segments are evaluated based on operating income (loss), which is the primary measure used by the chief operating decision maker (“CODM”) to assess performance and allocate resources. The CODM is the Company’s President and Founder.

Gross profit, defined as revenue less direct costs, is also reviewed for operational purposes.

Segment information is as follows:

	For the Three Months Ended March 31, 2026
	Dealerships	Financial Services	Consolidated
Revenues	$29,509,295	$334,444	$29,843,739
Cost of revenues	26,538,699	137,260	26,675,959
Gross profit	2,970,596	197,184	3,167,780
Operating Expenses
Depreciation and amortization	158,631	57	158,688
Selling, general and administrative	1,250,008	43,767	1,293,775
Advertising and marketing	583,008	7,885	590,893
Professional services	586,200	-	586,200
Salaries and wages	2,904,991	213,371	3,118,362
Rent expenses	287,224	631	287,855
Total operating expenses	5,770,062	265,711	6,035,773
Other Income (Expenses)
Interest expense, net	(529,130)	-	(529,130)
Other income	91,070	1,563	92,633
Total Other (Expense) Income	(438,060)	1,563	(436,497)
Income tax expenses	159,728	$3,304	163,032
Net Loss	$(3,397,254)	(70,268)	$(3,467,522)

	For the Three Months Ended March 31, 2025
	Dealerships	Financial Services	Consolidated
Revenues	$26,632,557	$606,225	$27,238,782
Cost of revenues	24,307,136	255,017	24,562,153
Gross profit	2,325,421	351,208	2,676,629
Operating Expenses
Depreciation and amortization	36,316	57	36,373
Selling, general and administrative	385,324	38,536	423,860
Advertising and marketing	298,641	30,405	329,046
Professional services	54,143	144	54,287
Salaries and wages	605,459	249,823	855,282
Rent expenses	136,091	21,067	157,158
Total Operating Expenses	1,515,974	340,032	1,856,006
Other income (expenses)
Interest expense, net	(542,507)	(2,791)	(545,298)
Other income	12,795	1,654	14,449
Total Other Expenses	(529,712)	(1,137)	(530,849)
Net Income	$279,735	$10,039	$289,774

The total assets for each segment are presented in accordance with segment reporting requirements of ASC 280-10, which requires the disclosure of total assets for each reportable segment.

	As of March 31, 2026
	Dealerships	Financial Services	Consolidated
Assets
Cash and cash equivalents	$5,136,118	$194,339	$5,330,457
Accounts receivable, net	228,839	75,355	304,194
Inventory	46,375,520	26,050	46,401,570
Prepaid expense	961,647	72,066	1,033,713
Other current assets	268,836	86,675	355,511
Property, plant and equipment, net	3,571,472	1,766	3,573,238
Other receivable	32,121	-	32,121
Due from related party	46,713	12,281	58,994
Intangible assets, net	566,975	-	566,975
Right-of-use assets	6,247,247	-	6,247,247
Goodwill	570,000	-	570,000
Total Assets	$64,005,488	$468,532	$64,474,020

	As of December 31, 2025
	Dealerships	Financial Services	Consolidated
Assets
Cash and cash equivalents	$12,051,377	$377,397	$12,428,774
Accounts receivable, net	177,122	92,816	269,938
Inventory	26,009,794	26,050	26,035,844
Prepaid expense	664,287	41,969	706,256
Other current assets	263,811	170,773	434,584
Property, plant and equipment, net	821,408	1,823	823,231
Other receivable	27,486	-	27,486
Due from related party	44,623	-	44,623
Intangible assets, net	560,406	-	560,406
Right-of-use assets	6,516,415	-	6,516,415
Goodwill	570,000	-	570,000
Total Assets	$47,706,729	$710,828	$48,417,557

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2026 and December 31, 2025, the Company did not have any significant capital and other commitments.

Contingencies

Legal Proceedings

From time to time, the Company may become involved in litigation and other legal proceedings arising in the ordinary course of business. While the Company does not currently believe that any pending legal proceeding will have a material adverse effect on its financial position, results of operations, or cash flows, litigation is inherently uncertain and adverse outcomes could occur.

Although we cannot predict the outcome of legal or other proceedings with certainty, where there is at least a reasonable possibility that a loss may be incurred, GAAP requires us to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made. We follow a process in which we seek to estimate the reasonably possible loss or range of loss, and only if we are unable to make such an estimate do we conclude and disclose that an estimate cannot be made. Accordingly, unless otherwise indicated below in our discussion of legal proceedings, a reasonably possible loss or range of loss associated with any individual legal proceeding cannot be estimated.

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

Reistad et al v. Off The Hook YS, Inc.

In March 2026, three former employees filed a civil action against the Company in the Southern District of Florida. The complaint asserts a breach of employment agreements and the Stock Purchase Agreement. The plaintiffs seek lost compensation, severance benefits, totaling $0.6 million and the issuance of 100,000 shares of the Company’s common stock. The Company recognized an obligation to issue 100,000 shares of common stock pursuant to the April 2025 Stock Purchase Agreement, and that obligation is reflected in the Company’s financial statements.

Regarding the remaining claims, the Company believes it terminated the plaintiffs for cause in accordance with the applicable employment agreements and therefore, no severance or additional compensation is owed. The Company has filed its answer in the matter and has asserted counterclaims. The Company intends to defend the matter fully.

OneWater Marine Inc. v. Off The Hook YS Inc. et al

The Company and two of its subsidiaries are named as defendants in OneWater Marine Inc. v. Off The Hook YS Inc. a civil case pending in the State of Florida in the Circuit Court for Palm Beach County wherein claims have been made against the Company and such subsidiaries for tortious interference with contract and related claim. The Company has filed its answer and intends to fully defend the matter.

NOTE 18. SUBSEQUENT EVENTS

Apex Marine Acquisition

On May 13, 2026, the Company completed the acquisition of Apex Marine, LLC, Apex Marine Sales, LLC and Apex Marine Stuart, LLC for aggregate consideration of approximately $6.0 million, consisting of $1.2 million in cash, 679,012 shares of the Company’s common stock valued at $2.70 per share, and promissory notes totaling approximately $3.0 million.

The acquisition will be accounted for as a business combination under ASC 805. The Company is in the process of determining the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. Accordingly, the initial accounting for the acquisition is incomplete as of the date of issuance of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere herein. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

The Company has approximately 65 brokers, positioned throughout the United States, who specialize in navigating the pre-owned regional markets while maintaining a client-focused approach. By leveraging its nationwide broker network, advanced AI-enabled CRM technology, and synergistic portfolio of entities, the Company delivers exceptional value to clients.

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

In addition to our corporate website, we own webuyboats.com which provides lead generation services. Our proprietary lead-generation platform, www.webuyboats.com, serves as a national pipeline for high-quality pre-owned boat inventory. The site attracts private sellers and dealers looking to quickly liquidate trade-in boats and pre-owned vessels. These leads directly fuel the Company’s wholesale and brokerage operations, supporting our high volume, showroom-free model.

During the first quarter of 2026, the Company entered into an agreement to acquire Bellhart Marine Group and its affiliated entities in order to expand the Company’s in-house marine service, refit, and maintenance capabilities. Management believes the acquisition would further support the Company’s vertically integrated operating model and enhance inventory reconditioning and service capacity. The transaction remains subject to customary closing conditions.

Looking ahead, our established market position, proprietary software platform, and forward-looking operating model position the Company to capitalize on opportunities within the pre-owned boating market in 2026 and beyond.

Corporate Structure and Background

Off The Hook YS Inc. (“OTH”) is a Nevada holding company formed on January 3, 2025 with no independent operations. The Company conducts its business through its subsidiaries, which are engaged in the retail sale, brokerage, and servicing of new and pre-owned boats, yachts, and trailers, and in arranging related financing and insurance products.

The Company’s operations include yacht and boat sales and brokerage, marine servicing and storage, and financing activities conducted through its subsidiary, Azure Funding, LLC.

The Company completed a corporate reorganization in connection with its initial public offering in 2025. For additional information regarding the Company’s organizational structure, see Item 1. Business and Note 1. Nature of Business and Organization to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

There have been no material changes to the Company’s corporate structure during the three months ended March 31, 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

Overall, revenue increased by $2.6 million, or 9.6%, to $29.8 million for the three months ended March 31, 2026, from $27.2 million for the three months ended March 31, 2025. The revenue growth is mainly driven by a higher floor plan limit, which enabled us to sustain greater utilization throughout the period. Additionally, the brokers we recently hired for OTHYS and our new premier brokerage division, Autograph Yacht Group, contributed to our revenue growth. These two moves allowed us to increase the number of pre-owned boats sold and brokerage deals closed.

New Boat Sales

New boat sales decreased by $4.2 million, or 76.4%, to $1.3 million for the three months ended March 31, 2026, from $5.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, we sold 3 new units compared to approximately 7 units for the three months ended March 31, 2025, a decrease partially attributable to decreased marketing efforts and a slowdown in the new boat market.

Pre-owned Boat Sales

Pre-owned boat sales increased by $6.7 million, or 31.8%, to $27.8 million for the three months ended March 31, 2026, from $21.1 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, we sold approximately 124 pre-owned units compared to approximately 80 pre-owned units for the three months ended March 31, 2025. Average price per pre-owned boat sale transaction was approximately $224,000 (124 units) for the three months ended March 31, 2026 and $263,000 (80 units) for the three months ended March 31, 2025. We sell a wide range of brands and sizes of pre-owned boats under different types of sales arrangements (e.g., trade-ins, brokerage and consignment), which causes periodic and seasonal fluctuations in the average sales price.

Finance Income – Azure

Revenue from arranging financing products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies decreased by approximately $0.3 million, or approximately 50.0%, to $0.3 million for the three months ended March 31, 2026, from $0.6 million for the three months ended March 31, 2025. This decrease can be attributed to fluctuations in our customer mix, with more high-end buyers using cash to purchase, compared to entry-level and lower ticket customers who typically are more finance dependent.

Service, Parts & Other Sales

Revenue from service, parts & other sales increased by $0.4 million, or 679.9%, to $0.4 million for the three months ended March 31, 2026, from less than $0.1 million for the three months ended March 31, 2025. The increase is mainly attributed to expanded focus on marine asset recovery services, increased Finance & Insurance (“F&I”) sales, and increased trailer sales, as well as an increase in processing fees from deals associated directly with the increase in overall units sold.

Gross Profit

Gross profit increased by $0.5 million, or 18.5%, to $3.2 million for the three months ended March 31, 2026, compared to $2.7 million for the three months ended March 31, 2025. Our gross profit as a percentage of sales increased modestly. The increase was primarily driven by higher gross profit from pre-owned boat sales and an increase in brokerage transactions, which generally carry higher margin profiles due to lower direct costs. These increases were partially offset by a decline in gross profit from new boat sales, reflecting margin compression and pricing pressures in that segment.

New Boat Gross Profit

New boat gross profit decreased by $0.2 million or 94.3%, to $0.01 million for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025. Overall gross margins on new boat sales declined due to increased price sensitivity among consumers and broader industry-wide margin compression. New boat gross profit as a percentage of new boat revenue was 1.1% for the three months ended March 31, 2026, compared to 4.5% for the three months ended March 31, 2025. The decline in margin percentage reflects both the shift in market conditions and our strategic decision to accelerate inventory turnover in response to slowing demand.

Pre-owned Boat Gross Profit

Pre-owned boat gross profit increased by $0.6 million, or 30.0%, to $2.6 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025. This modest increase occurred despite market seasonality, which resulted in downward pressure on pricing and the need to move certain inventory at reduced margins to maintain turnover and liquidity.

Pre-owned boat gross profit as a percentage of pre-owned boat revenue was 9.4% for the three months ended March 31, 2026 and 9.6% for the three months ended March 31, 2025. We sell a diverse mix of pre-owned boats across various price points, brands, and sales channels, including trade-ins, consignment, wholesale, and brokerage, which naturally contributes to fluctuations in gross profit margins due to varying transaction structures and sales dynamics.

Finance Income – Azure

Finance gross profit decreased by $0.1 million, to $0.2 million for the three months ended March 31, 2026, from $0.3 million for the three months ended March 31, 2025. Finance income is fee-based revenue for which we do not recognize incremental expenses.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of lease expense, insurance, utilities, and other customary operating expenses. SG&A increased $0.9 million, or 225.0%, to $1.3 million for the three months ended March 31, 2026, compared to $0.4 million for the three months ended March 31, 2025. The increase was primarily attributable to the cost of additional leases executed in 2025, higher indirect marketing expenses associated with our attendance at two boat shows during the quarter, and higher insurance costs related to increased inventory levels under floorplan financing arrangements, each in line with the Company’s planned business expansion for 2026.

Salaries and Wages

Salaries and wages expense increased $2.2 million or 244.4%, to $3.1 million for the three months ended March 31, 2026, compared to $0.9 million for the three months ended March 31, 2025. Leading into and following our initial public offering, salaries and wages increased as we aligned our compensation with public-company market benchmarks, and enhanced retention packages to ensure we can attract, motivate, and retain the talent required to deliver long-term shareholder value. Further, the Company issued stock-based compensation to employees after the initial public offering which was $1.8 million for the three months ended March 31, 2026. These equity awards have several vesting conditions including service based and performance-based requirements and vest between one and five years.

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

Adjusted EBITDA excludes certain expenses that are required to be presented in accordance with GAAP because management believes they are non-core to our regular business. These include, but are not limited to the following:

●	Non-cash expenses, such as depreciation, amortization and stock-based compensation;
●	Non-floorplan related interest expense; and
●	Income tax expense or benefit.

The following tables present a reconciliation of Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure for the periods presented.

The Three Months Ended March 31, 2026, Compared to The Three Months Ended March 31, 2025

	For the Three Months Ended March 31,
Description	2026	2025	Change
Net (loss) income	$(3,467,522)	$289,774	$(3,757,296)
Interest expense – other	13,592	-	13,592
Income tax expenses	163,032	-	163,032
Depreciation and amortization	158,688	36,373	122,315
Stock-based compensation	1,761,613	-	1,761,613
Adjusted EBITDA	$(1,370,597)	$326,147	$(1,696,744)

Adjusted EBITDA was a loss of $1.4 million for the three months ended March 31, 2026, compared to income of $0.3 million for the three months ended March 31, 2025. The decrease in Adjusted EBITDA resulted from an increase in operating expenses, primarily related to additional headcount and fees that were necessary in order to operate as a public company.

Liquidity and Capital Resources

The following table summarizes key liquidity and capital resources information as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025	$ Change
Cash	$5,330,457	$12,428,774	$(7,098,317)
Current assets	53,425,445	39,875,396	13,550,049
Current liabilities	48,538,503	30,870,236	17,668,267
Working capital	4,886,942	9,005,160	(4,118,218)

As of March 31, 2026, the Company had $5.3 million in cash and working capital of $4.9 million, compared to $12.4 million in cash and working capital of $9.0 million as of December 31, 2025. Current liabilities were primarily comprised of floor plan notes payable of $40.0 million, which are repaid as inventory is sold, as well as accounts payable, customer deposits, and short-term obligations.

Management believes that existing cash, operating cash flows, and available borrowing capacity under its floor plan facility are sufficient to meet the Company’s short-term liquidity needs.

Working capital decreased by $4.1 million to $4.9 million as of March 31, 2026 from $9.0 million as of December 31, 2025. The decrease was primarily driven by a $7.1 million reduction in cash, partially offset by an increase in inventory of $20.3 million, which was financed by a $14.7 million increase in floor plan notes payable.

Income Tax Expenses

Historically, the OTH Companies were treated as a partnership for U.S. federal and certain state income tax purposes and, as such, was not subject to entity-level income taxes. Upon completion of the Reorganization, the OTH Companies, together with the Company, became subject to U.S. federal income tax and state income taxes in jurisdictions in which they operate. Income tax expenses for the three months ended March 31, 2026 was $0.2 million.

Cash Flow Changes for the Three Months Ended March 31, 2026, and 2025

The following table summarizes our cash flows for the periods indicated:

	For the Three Months Ended
	March 31, 2026	March 31, 2025	$ Change
Net cash used in operating activities	$(20,867,206)	$(5,376,344)	$(15,490,862)
Net cash used in investing activities	(2,915,264)	(10,833)	(2,904,431)
Net cash provided by financing activities	16,684,153	3,394,323	13,289,830
Net change in cash	$(7,098,317)	$(1,992,854)	$(5,105,463)

Cash Flow from Operating Activities

For the three months ended March 31, 2026, net cash flows used in operating activities totaled $20.9 million compared to a use of $5.4 million for the three months ended March 31, 2025. The increase in cash used in operating activities was primarily attributable to a $20.3 million increase in inventory, reflecting higher inventory purchases supported by increased floorplan financing capacity and proceeds from the Company’s initial public offering, as well as seasonal inventory build in advance of the spring and summer selling periods. This was partially offset by an increase in customer deposits of $0.8 million.

Net cash used in operating activities amounted to $5.4 million for the three months ended March 31, 2025, mainly derived from an increase in inventory of $4.1 million and an increase in customer deposits of $0.9 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities totaled $2.9 million, representing an increase of $2.9 million from the prior year. This increase is due to increased investment in fixed assets and software as the business grows.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $16.7 million for the three months ended March 31, 2026, mainly derived from the proceeds from floorplan notes payables of $30.5 million. This was offset by a net payment to floor plan notes payable of $15.9 million.

Net cash provided by financing activities amounted to $3.4 million for the three months ended March 31, 2025, mainly derived from the contribution from proceeds from floorplan notes, mainly offset by payments to floor plan notes payables.

Contractual Obligations and Other Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2026:

	Payments Due by Period as of March 31, 2026
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (1)	$87,071	$31,105	$55,966	$-	$-
Operating leases (2)	6,603,919	1,064,941	2,098,369	1,541,943	1,898,666
Total	$6,690,990	$1,096,046	$2,154,335	$1,541,943	$1,898,666

(1) The amounts included in long-term debt refer to future cash principal payments. Refer to Note 8. Long-Term Loan Payable of the Notes for disclosure of borrowing availability, interest rates, and terms of our long-term debt.

(2) Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes.

The Company utilizes a floor plan financing facility to fund inventory purchases. Borrowings under this facility were $40.0 million as of March 31, 2026 and are repaid as inventory is sold. As such, repayment timing is dependent on inventory turnover and borrowing activity and is not included in the tabular presentation above. For details regarding borrowing availability, interest rates, and terms related to our floor plan notes payable, refer to Note 7. Notes Payable – Floor Plan of the Notes.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of March 31, 2026 and December 31, 2025.

Critical Accounting Policies, Significant Judgments and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Except as disclosed in Note 1. Description of Business, Basis of Presentation and Significant Accounting Policies, included in Item 1, Part I, Financial Statements of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in Critical Accounting Policies and Significant Judgments and Estimates, included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2. Basis of Presentation and Summary of Significant Accounting Policies, included in Part II, Item 8, Financial Statements and Supplementary Data, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to aspects of our disclosure control framework that are still being formalized and documented, including processes for accumulating and communicating information required to be disclosed in our reports filed under the Exchange Act that are not yet fully implemented or consistently applied. As a newly public company we are in the process of designing and implementing our disclosure controls and procedures to comply with the requirements of the Exchange Act. We are taking steps to establish formal processes and controls and documenting our internal controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, management continued efforts to design and document formal internal controls; however, these efforts have not yet resulted in changes that materially affect internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to legal proceedings, claims and litigation arising in the ordinary course of business. We are not currently a party to any matters that management expects will have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Our business, financial condition, and results of operations are subject to various risks and uncertainties, including those described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

There have been no material changes to those risk factors except as set forth below. You should carefully consider those risk factors, together with the other information contained in this Quarterly Report on Form 10-Q.

We may not successfully complete or integrate acquisitions, which could adversely affect our business, financial condition, and results of operations.

We have completed, and are actively pursuing, strategic acquisitions as part of our growth strategy, including the pending acquisition of Bellhart Marine Group, LLC and the recently completed acquisition of Apex Marine Sales, LLC and its affiliates (see Note 18 – Subsequent Events). These transactions involve significant risks, including the inability to complete pending acquisitions on favorable terms or at all, the need to obtain additional financing on acceptable terms, and the potential diversion of management’s attention from our existing operations. If completed, acquisitions may present integration challenges, including difficulties in combining operations, technology systems, and personnel, retaining key employees, and may result in the assumption of unknown or contingent liabilities. We may also be required to record goodwill and other intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges. In addition, we may not realize the anticipated benefits of such acquisitions, including expected synergies, cost savings, or revenue growth, and the costs of integrating acquired businesses may exceed our current estimates. Any of these factors could adversely affect our business, financial condition, and results of operations.

We are subject to litigation that could adversely affect our business and financial condition.

We are, and may in the future become, subject to various legal proceedings, claims, and governmental investigations in the ordinary course of business and otherwise. Such matters are subject to many uncertainties, and outcomes are not predictable. An adverse outcome in one or more of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. Even where we ultimately prevail, litigation can be costly and time-consuming and may divert the attention of management and key personnel from business operations. See Note 17. Commitments and Contingencies to our Condensed Consolidated Financial Statements included in this Quarterly Report for additional information regarding our pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
4.1	Promissory Note dated May 13, 2026 in the amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2026).
4.2	Promissory Note dated May 13, 2026 in the amount of $2,466,667 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2026).
10.1*†	First Amendment to Employment Agreement, dated March 20, 2026, by and between the Company and Chad Corbin.
10.2*

Equity Interest Purchase Agreement, effective as of February 27, 2026, by and among Off The Hook YS Inc., Bellhart Marine Group, LLC, Bellhart Marine Services, LLC, Specialized Mechanical Services, LLC, Specialized Mechanical Services, Inc., and the equityholders party thereto.

31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

†	Indicates a management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Off The Hook YS Inc.

May 14, 2026	By:	/s/ Brian John
Date		Brian John Chief Executive Officer (Principal Executive Officer)

May 14, 2026	By:	/s/ Chad Corbin
Date		Chad Corbin Chief Financial Officer (Principal Financial and Accounting Officer)

