Form 10-Q
period 2026-06-30
NextBoat Inc.
filed 2026-08-13
CIK 2067767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number: 001-42930

NextBoat Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-2636992
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1701 Jel Wade Drive

Wilmington, NC 28401

(Address of principal executive offices) (Zip code)

(910)-239-9344

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NXB	NYSE American LLC

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of August 13, 2026 was 25,142,895 shares.

NextBoat Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NEXTBOAT INC.

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$7,737,601	$12,428,774
Accounts receivable, net	1,333,402	269,938
Inventory	60,393,869	26,035,844
Prepaid expense	1,397,605	706,256
Other current assets	569,048	434,584
Total Current Assets	71,431,525	39,875,396

Non-Current Assets
Property, plant and equipment, net	3,998,268	823,231
Other receivable	-	27,486
Due from related party	69,912	44,623
Right-of-use assets	18,920,775	6,516,415
Goodwill	5,499,795	570,000
Intangible assets, net	572,829	560,406
Total Non-Current Assets	29,061,579	8,542,161
Total Assets	$100,493,104	$48,417,557

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,318,679	$1,471,198
Accrued liabilities	1,699,465	790,804
Lease liabilities, current	2,550,653	963,731
Current portion of long-term debt	1,969,226	32,453
Due to related party	2,776,442	315,088
Customer deposits	2,857,835	1,210,447
Short-term debt	2,170,000	-
Floor plan notes payable	51,561,686	25,312,694
Other current liabilities	576,934	773,821
Total Current Liabilities	68,480,920	30,870,236

Long-Term Liabilities
Long-term debt, noncurrent	3,263,451	62,003
Lease liabilities, noncurrent	16,690,631	5,650,165
Total Long-Term Liabilities	19,954,082	5,712,168
Total Liabilities	88,435,002	36,582,404
Stockholders’ Equity
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,084,128 and 24,020,000 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	25,084	24,020
Additional paid-in capital	23,723,649	17,964,567
Common stock payable	350,000	350,000
Non-controlling interest	(200,607)	-
Accumulated deficit	(11,840,024)	(6,503,434)
Total Stockholders’ Equity	12,058,102	11,835,153
Total Liabilities and Stockholders’ Equity	$100,493,104	$48,417,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXTBOAT INC.

Condensed Consolidated Statements of Operations

(Unaudited)

For the Three and Six Months Ended June 30, 2026 and 2025

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

Revenues	$59,063,204	$31,348,061	$88,906,943	$58,586,843
Cost of revenues	49,527,606	26,581,626	75,009,541	50,296,398
Gross profit	9,535,598	4,766,435	13,897,402	8,290,445

Operating expenses:
Depreciation and amortization	163,150	86,837	321,838	123,210
Selling, general and administrative	1,438,694	399,992	2,732,469	823,852
Advertising and marketing	349,410	47,609	940,303	376,655
Professional services	1,422,174	47,193	2,008,374	101,480
Salaries and wages	6,480,556	2,844,934	10,792,942	4,547,597
Rent expenses	715,563	227,403	1,003,418	384,561
Total operating expenses	10,569,547	3,653,968	17,799,344	6,357,355

(Loss) Income from operations	(1,033,949)	1,112,467	(3,901,942)	1,933,090

Other income (expenses):
Interest expense, net	(1,197,101)	(571,214)	(1,726,231)	(1,116,512)
Other income, net	(507)	12,588	92,126	27,037
Total other expenses	(1,197,608)	(558,626)	(1,634,105)	(1,089,475)

(Loss) profit before income taxes	(2,231,557)	553,841	(5,536,047)	843,615

Income tax (benefit) expenses	(161,882)	-	1,150	-

Net (Loss) Income	(2,069,675)	553,841	(5,537,197)	843,615

Net Loss attributed to non-controlling interest	(200,607)	-	(200,607)	-

Net (Loss) Income attributed to Nextboat Inc.	(1,869,068)	553,841	(5,336,590)	843,615
Basic and diluted net (loss) income per common share	(0.08)	0.03	(0.22)	0.04
Basic and diluted weighted average common shares outstanding	24,791,031	20,000,000	24,552,176	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXTBOAT INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stocks		Additional Paid-in	Common Stock	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	payable	losses	interest	Equity
Balance, December 31, 2024	20,000,000	$20,000	$2,774,944	$-	$(1,827,554)	$-	$967,390
Member Distribution	-	-	-	-	(1,418,082)	-	(1,418,082)
Net income	-	-	-	-	843,615	-	843,615
Balance, June 30, 2025, unaudited	20,000,000	$20,000	$2,774,944	$-	$(2,402,021)	$-	$392,923

Balance, December 31, 2025	24,020,000	$24,020	$17,964,567	$350,000	$(6,503,434)	$-	$11,835,153

Share-based compensation	165,000	165	1,761,448	-	-	-	1,761,613
Stock issued for professional service	135,000	135	354,965	-	-	-	355,100
Net loss	-	-	-	-	(3,467,522)		(3,467,522)
Balance, March 31, 2026, unaudited	24,320,000	$24,320	$20,080,980	$350,000	$(9,970,956)	$-	$10,484,344

Stock issued for acquisition — Apex Marine	679,008	679	1,832,654	-	-	-	1,833,333
Stock issued for professional service	50,120	50	120,739	-	-	-	120,789
Share-based compensation	35,000	35	1,689,276	-	-	-	1,689,311
Net loss	-	-	-	-	(1,869,068)	(200,607)	(2,069,675)
Balance, June 30, 2026, unaudited	25,084,128	$25,084	$23,723,649	$350,000	$(11,840,024)	$(200,607)	$12,058,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXTBOAT INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

For the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(5,537,197)	$843,615
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	321,838	123,210
Stock-based compensation	3,450,924	-
Stock issued for professional fees	475,889	-
Changes in operating assets and liabilities:
Accounts receivable	(1,063,464)	(157,170)
Private label receivable	-	190,492
Other receivable	27,486	6,821
Inventory	(17,950,151)	(1,981,591)
Prepaid expense	(525,579)	(135,061)
Other current assets	(91,338)	488,999
Due to and from related party	387,753	11,313
Right-of-use assets	82,283	215,894
Accounts payable	735,728	(375,299)
Accrued liabilities	513,015	17,448
Customer deposits	1,278,505	707,948
Other current liabilities	(196,887)	33,456
Lease liabilities	-	(208,784)
Net Cash Used in Operating Activities	(18,091,195)	(218,709)

Cash Flows from Investing Activities:
Capital expenditure for fixed assets	(2,957,803)	(17,297)
Acquisition of intangible assets	(75,714)	(150,000)
Business acquisition, net of cash acquired	(844,701)	-
Net Cash Used in Investing Activities	(3,878,218)	(167,297)

Cash Flows from Financing Activities:
Member distribution	-	(1,418,082)
Proceeds from short-term loan payable	3,500,000	-
Payment to short-term loan payable	(1,500,000)	(10,827)
Proceeds from floorplan notes payable	60,328,938	39,555,059
Payment to floor plan notes payable	(47,724,815)	(37,388,111)
Proceeds from long-term debt	1,953,806	59,428
Payment to long-term debt	(133,689)	(112,294)
Proceeds from related-party debt	1,354,000	9,103
Repayments of related party debts	(500,000)	(112,194)
Net Cash Provided by Financing Activities	17,278,240	582,082

Net Change in Cash	(4,691,173)	196,076
Cash and cash equivalents, beginning of period	12,428,774	2,927,126
Cash and Cash Equivalents, End of Period	$7,737,601	$3,123,202

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,461,957	$1,079,072
Cash paid for income tax	-	-
Non-Cash Investing and Financing Activities:
Establishment of ROU assets and liabilities	$12,996,510	$368,620
Derecognition of ROU assets upon purchase of asset	$1,492,416	$-
Stock consideration recorded as contingent liability for assets acquisition	$-	$350,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXTBOAT INC.

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

The Company conducts its operations through several subsidiaries, including Off The Hook Yacht Sales NC, LLC, OTH Marine Asset Recovery LLC, Azure Funding, LLC, Autograph Yacht Group Inc., and OTH MD, LLC.

Effective February 10, 2026, the Boat Center’s business operations were transferred to OTH. On February 10, 2026, OTH Simon Marine YF, LLC (“Boat Center”) was liquidated and is no longer part of the Company’s operating structure.

On February 13, 2026, the Company formed OTH MD, LLC, a North Carolina limited liability company and wholly-owned subsidiary of OTH, in connection with the separation of the Company’s Maryland operations into a dedicated legal entity. The formation and the related transfer of operations were transactions between entities under common control and had no effect on the Company’s condensed consolidated financial statements.

On May 1, 2026, the Company completed the acquisition of 100% of the equity interests of Apex Marine, LLC, Apex Marine Sales, LLC, and Apex Marine Stuart, LLC (collectively, “Apex Marine”), a premier South Florida marine service, storage, and sales organization with four operating facilities. The total consideration transferred was approximately $6,149,350, consisting of (i) $1,200,000 in cash, (ii) 679,008 shares of the Company’s common stock valued at $1,833,333, (iii) two promissory notes with aggregate principal amounts of approximately $2,966,667, and (iv) reimbursement of a deposit of $149,350. Apex Marine holds a 51% membership interest in Apex Haulover, LLC (“Apex Haulover”), which the Company consolidates as a majority-owned subsidiary. The remaining 49% membership interest not held by the Company is presented as a non-controlling interest in the Company’s condensed consolidated financial statements. Since completing the transaction, the Company has successfully integrated Apex Marine’s boat inventory into the Company’s platform.

On May 22, 2026, the Company completed the acquisition of 100% of the equity interests of Bellhart Marine Group, LLC, along with its affiliated entities Bellhart Marine Services, LLC, Specialized Mechanical Services, LLC, and Specialized Mechanical Services, Inc. (collectively, “Bellhart”), a marine service, refit, and mechanical services platform. The aggregate purchase price was $750,000 in cash plus the assumption of specified seller liabilities of $170,000, for total consideration transferred of $920,000.

On May 19, 2026, the Company issued a press release: “Off The Hook YS To Rebrand as NextBoat and Change Ticker Symbol to “NXB”.

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

Reclassification

Certain prior period amounts in the statements of operations have been reclassified to conform to the current period presentation. Such reclassifications relate to floor plan interest and commissions.

These reclassifications had no impact on previously reported total assets, total liabilities, net loss or accumulated deficit in the previously reported consolidated financial statements for the three and six months ended June 30,2025.

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

NOTE 2. INVENTORY

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
New boats	$12,588,129	$3,395,451
Used boats	46,221,913	22,602,275
Trailers	121,572	38,118
Parts, accessories and work in process	1,462,255	-
Total	$60,393,869	$26,035,844

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Land	$46,873	$-
Leasehold improvement	587,710	1,041,170
Buildings	2,493,970	63,600
Construction in progress	1,040,275	-
Furniture and Fixtures	133,807	217,342
Equipment	1,108,258	189,015
Vehicles	925,125	149,983
Property, plant and equipment, gross	6,336,018	1,661,110
Less: accumulated depreciation	(2,337,750)	(837,879)
Property, plant and equipment, net	$3,998,268	$823,231

During the six months ended June 30, 2026 and 2025, the Company incurred depreciation expense of $0.3 million and $0.1 million, respectively.

NOTE 4. GOODWILL

Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business acquisition that are not individually identified and separately recognized.

	June 30, 2026	December 31, 2025
Boat Center, Inc (1)	$570,000	$570,000
Apex Marine (2)	4,080,429	-
Bellhart (3)	849,366	-
Total	$5,499,795	$570,000

(1)	On July 22, 2022, the Company acquired 100% of the outstanding shares of Boat Center, Inc. for total consideration of approximately $0.6 million. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. The Company did not recognize any separately identifiable intangible assets as the amounts were not material.

(2)	On May 1, 2026, the Company completed the acquisition of 100% of the equity interests of Apex Marine, LLC, Apex Marine Sales, LLC, and Apex Marine Stuart, LLC (collectively, “Apex Marine”), a premier South Florida marine service, storage, and sales organization with four operating facilities. The total consideration transferred was approximately $6,149,350, consisting of (i) $1,200,000 in cash, (ii) 679,008 shares of the Company’s common stock valued at $1,833,333, (iii) two promissory notes with aggregate principal amounts of approximately $2,966,667, and (iv) reimbursement of a deposit of $149,350.

The Apex Marine acquisition represented an acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The goodwill is primarily attributable to the assembled workforce of Apex Marine’s seasoned “new boat” brokerage team, as well as expected synergies from combining operations, including expanded South Florida sales and service infrastructure and access to a broader international buyer network. Due to the existence of cumulative losses, no deferred taxes are recorded for the acquisition transaction. All of the goodwill is expected to be deductible for income tax purposes over a 15 year period.

The following table sets forth the preliminary allocation of the Consideration.

Consideration
Cash paid	1,200,000
Common stock issued (679,008 shares × $2.70/share)	1,833,333
Note 1	2,466,667
Note 2	500,000
Reimbursement of Deposit	149,350
TOTAL CONSIDERATION TRANSFERRED	6,149,350

FAIR VALUE OF ASSETS ACQUIRED	As of May 1, 2026
Cash and cash equivalents	$60,338
Inventory	15,214,097
Prepaid expenses	165,770
Other non-current assets	43,126
Right-of-use assets	1,645,164
Property, plant & equipment, net	262,708
Amount attributable to assets acquired	17,391,203

FAIR VALUE OF LIABILITIES ASSUMED
Accrued liabilities	395,645
Customer deposits	331,583
Lease liabilities	1,754,409
Floor plan notes payable	12,792,593
Debt	48,052

Amount attributable to liabilities assumed	15,322,282

Net identifiable assets acquired	2,068,921

GOODWILL
Total consideration transferred	6,149,350
Less: net identifiable assets acquired	(2,068,921)
Goodwill recognized	$4,080,429

(3)	On May 22, 2026, the Company completed the acquisition of 100% of the equity interests of Bellhart Marine Group, LLC, along with its affiliated entities Bellhart Marine Services, LLC, Specialized Mechanical Services, LLC, and Specialized Mechanical Services, Inc. (collectively, “Bellhart”), a marine service, refit, and mechanical services platform. The aggregate purchase price was $750,000 in cash plus the assumption of specified seller liabilities of $170,000, for total consideration transferred of $920,000.

The Bellhart acquisition represented an acquisition of a business and was accounted for using the acquisition method, whereby all of the assets acquired and liabilities assumed were recognized at their fair value on the acquisition date, with any excess of the purchase price over the estimated fair value recorded as goodwill. The goodwill is primarily attributable to the expected synergies from integrating Bellhart’s service operations, including the enhanced ability to efficiently source, recondition, and remarket inventory, supporting faster transaction cycles and improved capital efficiency, as well as the value of Bellhart’s assembled workforce. Goodwill attributable to the acquisition of Bellhart Marine Group, LLC, Bellhart Marine Services, LLC, and Specialized Mechanical Services, LLC is expected to be deductible for income tax purposes ratably over a 15-year period pursuant to Section 197 of the Internal Revenue Code. Goodwill attributable to the acquisition of Specialized Mechanical Services, Inc. is not expected to be deductible for income tax purposes, as the transaction was not treated as an asset acquisition for federal income tax purposes and no election under Section 338(h)(10) or Section 336(e) of the Internal Revenue Code was made with respect to this entity.

The following table sets forth the preliminary allocation of the Consideration.

Cash	750,000
Assumed liability	170,000
TOTAL CONSIDERATION TRANSFERRED	920,000

FAIR VALUE OF ASSETS ACQUIRED
Cash and cash equivalents	294,962
Inventory	1,193,777
Property, plant and equipment, net	213,073
Right-of-use assets	662,496
Amount attributable to assets acquired	2,364,308

FAIR VALUE OF LIABILITIES ASSUMED
Accounts payable	1,296,293
Long-term debt	303,385
Lease liabilities	693,996
Amount attributable to assume liabilities	2,293,674

Net identifiable assets acquired	70,634

GOODWILL
Total consideration transferred	920,000
Less: net identifiable assets acquired	(70,634)
Goodwill recognized	849,366

(4)	Supplemental Unaudited Pro forma Results of Operations:

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
	(Unaudited)	(Unaudited)
Revenues	$100,899,861	$79,981,400
(Loss) income from operations	(4,916,497)	1,631,898
Net (loss) income attributed to NextBoat Inc.	(7,242,296)	198,451
Basic and diluted weighted average common shares outstanding	25,073,624	20,679,008
Pro forma basic and diluted net (loss) income per common share	$(0.29)	$0.01

Pro forma financial information is presented as if the operations of the acquisitions had been included in the consolidated results of the Company since January 1, 2025 and gives effect to transactions that are directly attributable to the acquisitions, including adjustments to:

a)	Include an adjustment to interest expense of $49,333 and $74,000 related to the promissory notes issued at closing for the six months ended June 30, 2026 and 2025, respectively.
b)	Include the common stock issued on January 1, 2025, in connection with the Apex acquisition.
c)	No pro forma income tax adjustment has been recorded. The combined entity generated a pre-tax loss in each pro forma period presented, and Apex Marine was historically a pass-through limited liability company that was not subject to entity-level income tax for United States federal income tax purposes. Following the acquisition, Apex Marine’s results would have been included in NextBoat’s consolidated income tax return. Given NextBoat’s history of cumulative losses and the full valuation allowance maintained against its deferred tax assets, no income tax benefit has been recognized in the pro forma financial information. The blended statutory rate of 26.5% that would otherwise apply to the combined company is not necessarily indicative of its effective income tax rate.
d)	No pro forma adjustments have been recorded in respect of the Bellhart Acquisition, as no such adjustments were material.

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

The common stock consideration related to this acquisition has not been issued as of June 30, 2026 and was recorded as a Common Stock Payable on the consolidated balance sheet.

	Estimated Useful Life (years)	June 30, 2026	December 31, 2025
Website and intellectual property	5	$632,911	$632,911
Software(1)	5	98,146	22,432
Accumulated amortization		(158,228)	(94,937)
Net book value		$572,829	$560,406

(1)	Software has not yet been placed in service and therefore is not subject to amortization

Amortization expense related to the Company’s intangible assets was $63,291 and $18,333, respectively, for the six months ended June 30, 2026 and 2025. Estimated future amortization expense for the intangible assets is as follows:

Calendar Year	Amount
2026	$73,106
2027	146,211
2028	146,211
2029	146,211
2030	51,275
2031	9,815
Total Intangible Asset Amortization	$572,829

NOTE 6. ACCOUNTS PAYABLE

Accounts payable consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Accounts Payable	$2,005,501	$912,821
Credit Card Payable	313,178	558,377
Total	$2,318,679	$1,471,198

NOTE 7. NOTES PAYABLE – FLOOR PLAN

Red Oak Inventory Finance

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

Outstanding borrowings under the agreement were $39.7 million and $25.3 million as of June 30, 2026 and December 31, 2025, respectively.

Wells Fargo Commercial Distribution Finance

In connection with the acquisition of Apex Marine, the Company assumed a floor plan financing program with Wells Fargo Commercial Distribution Finance, LLC and Wells Fargo Bank, N.A. (collectively, “Wells Fargo CDF”), which has a stated borrowing capacity of $15 million. The agreement is collateralized by the financed marine inventory. Borrowings bear interest at a base rate derived from the 30-day average Secured Overnight Financing Rate (“SOFR”), subject to certain adjustments, plus a margin ranging from 3.99% to 5.99% depending on the age of the financed inventory. Outstanding borrowings under the agreement were $7.1 million as of June 30, 2026.

Yamaha Motor Finance

During the three months ended June 30, 2026, the Company entered into a floor plan agreement with Yamaha Motor Finance Corp., U.S.A. (“Yamaha Motor Finance”), which has a stated borrowing capacity of $10 million. The agreement is collateralized by the financed boat and engine inventory. Borrowings bear interest at a variable base rate (ranging from 3.59% to 3.65% during the period) plus a margin of 5.95% to 8.20%, depending on the length of time the financed unit has been carried under the facility. Outstanding borrowings under the agreement were $1.0 million as of June 30, 2026.

Northpoint Commercial Finance

During the three months ended June 30, 2026, in connection with the acquisition of Bellhart Marine Services, LLC (“Bellhart”), the Company assumed a floor plan agreement with Northpoint Commercial Finance (“Northpoint”), which has a stated borrowing capacity of $1 million. The agreement is collateralized by the financed boat, engine, and trailer inventory. Borrowings bear interest at a variable base rate (approximately 3.76% during the period) plus a margin ranging from 6.39% to 8.99%, depending on the financed product and the length of time the unit has been carried under the facility. Outstanding borrowings under the agreement were $0.5 million as of June 30, 2026.

In addition, in connection with the acquisition of Apex Marine, the Company assumed a floor plan agreement with Northpoint. Outstanding borrowings under this agreement were $3.3 million as of June 30, 2026.

NOTE 8. LOANS PAYABLE

Long -Term Debt

	June 30, 2026	December 31, 2025
Payable to Wells Fargo bearing interest at 3.99%. Requires monthly principal and interest payment. The original loan amount was $26,666 with a term of 84 months beginning November 21, 2021.	$9,727	$9,174
Payable to GMC Financial, secured by a Company vehicle. Monthly payments of principal and interest totaling $425 are due on the 19th of each month. Interest accrues at a rate of 3.09% annually. Loan matures in November 2026.	-	1,348
Payable to Land Rover Financial Group, secured by a Company vehicle. Monthly interest payments are due at the beginning of each month. Interest accrues at a rate of 8.59% annually. Loan matures in July 2029.	73,710	83,934
Promissory note payable to the former member of Apex Marine, issued on May 4, 2026 as part of the consideration for the acquisition of Apex Marine. The note is unsecured, bears no interest and matures on May 5, 2027. Payments under this note rank in priority to the $2,466,667 note described below, and the two notes are cross-defaulted.	500,000	-
Promissory note payable to the former members of Apex Marine, dated April 30, 2026 and issued as part of the consideration for the acquisition of Apex Marine. The original principal amount is $2,466,667 and interest accrues at a rate of 6.00% annually. Principal of $96,991 was repaid during the six months ended June 30, 2026. The note is payable in monthly installments of principal and interest of $109,324 beginning June 1, 2026, is fully amortized over twenty-four months with no remaining principal balance due at maturity, and the final payment is due on May 1, 2028. The note may be prepaid in whole or in part at any time without premium or penalty and is secured by a pledge and security agreement and certain collateral assignments.	2,369,676	-
Payable to First Carolina Bank, secured by the Company’s property at 400 Piney Narrows Road and boat slip units 2J and 4H, Kent Island, Queen Anne’s County, Maryland. Monthly payments of principal and interest of $13,700 are due on the 2nd of each month, based on a twenty-year amortization, with the remaining principal due at maturity on May 2, 2031. Interest accrues at a fixed rate of 5.75% annually.	1,946,578	-
Payable to m² Equipment Finance LLC, secured by a marina forklift. Monthly payments of principal and interest of $1,209 are due on the 22nd of each month, based on a seven-year amortization, with final maturity in April 2028. Interest accrues at a fixed rate of approximately 5.00% annually.	43,005	-
Vehicle note assumed in connection with the acquisition of Bellhart Marine, Payable to GM Financial, secured by a vehicle owned by the Company. Monthly payments of principal and interest of $1,288 are due on the 21st of each month through May 2032. Interest accrues at a fixed rate of 5.90% annually.	149,057	-
Buyout obligation assumed in connection with the acquisition of Bellhart Marine. The obligation is non-interest bearing.	140,924	-
Total Long-term debt	$5,232,677	$94,456

Maturity of long-term debt is as follows:

As of June 30:	Amount
2027	$1,969,226
2028	1,329,498
2029	103,287
2030	87,045
2031	1,732,936
Thereafter	10,685
Total	$5,232,677

Short-Term Debt

On March 25, 2026, the Company issued a promissory note to Blueprint Business Communications in the principal amount of $1,500,000 in connection with a property transaction. The note matured on May 24, 2026 and was repaid in full during the three months ended June 30, 2026.

On June 22, 2026, the Company issued a promissory note to RLLT Capital, LLC in the principal amount of $2,000,000, which is presented as short-term debt on the condensed consolidated balance sheets. The promissory note bears interest at a fixed rate of 15% per annum, calculated on the basis of a 365-day year and the actual number of days elapsed. The note was scheduled to mature on the earlier of December 19, 2026 or the closing of the sale of the related boat. On July 6, 2026, the Company repaid the note in full.

In connection with the acquisition of Bellhart, the Company assumed obligations of the sellers aggregating $170,000, which are presented as short-term debt pending finalization of the underlying loan documentation.

As of June 30, 2026 and December 31, 2025, short-term debt outstanding was $ 2,170,000 and nil, respectively.

NOTE 9. LEASES

The balances for operating leases where the Company is the lessee are presented within the condensed balance sheets as follows:

Operating Leases	June 30, 2026	December 31, 2025
Right of use-assets	$18,920,775	$6,516,415

Lease liability-current	2,550,653	963,731
Lease liability-non-current	16,690,631	5,650,165
Total Operating Lease Liabilities	$19,241,284	$6,613,896

Weighted average remaining lease term (in years)	7.82	7.19
Weighted average discount rate (%)	7.83	6.50

The components of lease expenses for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
	2026	2025
Operating lease cost	$764,471	$215,862
Cost of other leases with period less than one year and variable lease costs	238,947	168,699
	$1,003,418	$384,561

The components of lease expenses for the six months ended June 30, 2026 and 2025 were approximately $0.8 million and $0.4 million, respectively.

During the six months period ended June 30, 2026, the Company purchased the property located at 400 Piney Narrows Road, Chester, Maryland, which it had previously leased from the seller under an operating lease that commenced on December 1, 2025. The purchase price was $2.5 million in cash. Upon closing, the lease terminated and the Company derecognized the related right-of-use asset of $1.5 million.

Supplemental cash flow information related to leases for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30,
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:	2026	2025
Operating cash flows from operating leases	$1,003,418	$384,561

As of June 30, 2026, the maturities of operating lease liabilities (excluding short-term lease) are as follows:

Operating Lease
Remainder of 2026	$1,827,924
2027	3,548,679
2028	3,290,436
2029	2,988,142
2030	2,477,012
2031 and thereafter	11,377,381
Total Lease Payments	25,509,574
Less: imputed interest	(6,268,290)
Present Value of Lease Liabilities	$19,241,284
Less: current portion	(2,550,653)
Lease Obligations, Noncurrent	16,690,631

NOTE 10. REVENUE

Net revenue by category:

	For the Six Months Ended June 30,
	2026	2025
Pre-owned boat sales	$72,810,289	$47,614,565
New boats sales	12,167,677	9,280,707
Finance income	1,285,865	1,245,504
Service, parts & other sales	2,643,112	446,067
Total	$88,906,943	$58,586,843

As of June 30, 2026 and December 31, 2025, trade-in boats recorded as inventory totaled $4.2 million and $3.1 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $6.3 million and $1.5 million, respectively, in revenue from the sale of trade-in boats.

Customer deposits are recorded as deferred revenue and recognized as revenue upon transfer of control to the customer, generally upon delivery or acceptance.

Of the customer deposits recorded as of June 30, 2026 and December 31, 2025, $1.2 million and $2.4 million, respectively, were recognized as revenue during the six months ended June 30, 2026 and 2025, respectively. Additional deposits received during the six months ended June 30, 2026 and 2025 were recognized as revenue in the respective periods received.

The movement in customer deposits is as follows:

	June 30, 2026	December 31, 2025
Balance at Beginning of Period	$1,210,447	$2,350,219
Decrease due to revenue recognized during the period	(71,739,622)	(61,972,660)
Increase from customer deposits received in advance of performance obligations	73,125,627	61,081,388
Customer deposits assumed through business combination	286,383	-
Others	(25,000)	-
Refunds to customers	-	(248,500)
Balance at the End of Period	$2,857,835	$1,210,447

NOTE 11. RELATED PARTIES TRANSACTIONS

The principal related parties with which the Company had transactions for the six months ended June 30, 2026, and 2025 are as follows:

Amounts Due To Related Parties

	June 30, 2026	December 31, 2025
Tom Ruegg (2)	315,088	315,088
Jason Ruegg (1)	600,000	-
Brian John (3)	254,000	-
Due to sellers of acquired businesses, net	1,607,354	-
Total	$2,776,442	$315,088

(1)	The Company entered two substantially similar Boat Inventory Investment Agreements with Jason Ruegg. Under the agreement, the Investor advances funds solely to purchase a specified boat (the “Boat”) as inventory for resale. Upon sale of the Boat, the Investor is repaid the investment amount plus a fixed return of 6.5% of annual percentage yield of the investment amount.
(2)	This operating loan was obtained from Mr. Tom Ruegg on February 3, 2023, with a principal amount of $500,000 and a fixed annual interest rate of 7.00%. Interest is accrued and will be paid together with the principal upon repayment. The loan will mature on July 1, 2027.
(3)	The Company had a payable of $254,000 due to Brian John, the Company’s Chief Executive Officer, consisting of accrued compensation for services rendered and unreimbursed business expenses incurred on behalf of the Company. The payable is non-interest bearing, unsecured, and due on demand.

Amounts Due From Related Parties

Amounts due from related parties consisted of the following for the periods indicated:

	June 30, 2026	December 31, 2025
OTH Equipment	9,245	9,245
OTH Realty II, LLC	41,857	25,920
OTH Sloop Point LLC	13,246	9,458
Jason Ruegg	5,189	-
Lewis Landing LLC	375	-
Total	$69,912	$44,623

Member Distribution

Prior to the Company’s initial public offering (“IPO”), the Company made distributions to members of $1.4 million during the six months ended June 30, 2025. Following the IPO, the Company has not declared or paid any dividends.

NOTE 12. INCOME TAXES

OTHYS, Boat Center, and Azure, each limited liability companies since inception, were taxed as partnerships for U.S. federal and applicable state income tax purposes. Accordingly, taxable income or loss was passed through to the respective members, and no provision for income taxes was recorded at the entity level.

OTH incorporated on January 3, 2025 and is taxed as C corporation under the Code. AYG was incorporated in the State of Florida on August 8, 2025 and is taxed as C corporation under the Code. Income tax liability as of June 30, 2026 was $0.2 million. Income tax liability for December 31, 2025 was immaterial. OTH and AYG are subject to U.S. federal and state income tax in certain jurisdictions.

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

The income tax provision for the six months ended June 30, 2026 and 2025 consisted of the following:

	As of June 30, 2026	As of December 31, 2025
Entity Level State Income Tax on LLC Income	$163,988	$956
Income tax payable	163,988	956

		For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
Current	$		$
Federal		-		-
State		1,150		-
Total Current Income Tax Provision		1,150		-
Deferred
Federal		-		-
State		-		-
Total deferred taxes		-		-
Total Provision for Income Taxes		$1,150			$-

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	June 30, 2026		December 31, 2025
Deferred Tax Assets:	$		$
Stock based compensation		689,788		242,535
Interest deduction limitation		73,054		10,678
Net operating loss carryforward		993,322		310,414
Accruals and reserves		-		1,163
Operating lease liabilities		3,500,506		1,710,130
Other assets		-		58,631
Charitable contribution carryforward		441		-
Less: valuation allowance		(1,198,211)		(509,525)
Total Deferred Tax Assets		$4,058,900		$1,824,026
Deferred Tax Liabilities:
Depreciation and allowance		(619,342)		-
Goodwill and identifiable intangible assets		-		(139,102)
Operating lease, right-of-use assets		(3,439,558)		(1,684,924)
Total Deferred Tax Liabilities		$(4,058,900)		$(1,824,026)
Net Deferred Tax Asset (Liability)		$-		$-

*	In connection with the Company’s 2025 incorporation and related acquisition/accounting, the Company recorded deferred tax liabilities associated with purchase accounting adjustments (primarily identifiable intangible assets). These deferred tax liabilities were recorded as part of acquisition accounting and did not affect the current-year income tax provision.

The Company’s effective tax rates for the six months ended June 30, 2026 and 2025 were (33.5)% and 0.0% respectively, the effective tax rate for the six months ended June 30, 2026 and 2025 varied from the United States statutory rate primarily due to valuation allowance activity.

Net operating losses and tax credit carryforwards as of June 30, 2026 were as follows:

	As of June 30, 2026
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

Uncertain Tax Positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. As of June 30, 2026 and December 31, 2025, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur any interest and penalties related to potential underpaid income taxes for the six months ended June 30, 2026 and 2025.

As of June 30, 2026, there were no active taxing authority examinations in any of the Company’s major tax jurisdictions.

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

For the six months ended June 30, 2026, there was no cash paid for federal or state taxes.

NOTE 13. STOCKHOLDERS’ EQUITY

Common Stock

On January 3, 2025, Off The Hook YS Inc. was incorporated in Nevada and became the holding company pursuant to a reorganization. The total authorized shares of common stock were 100,000,000 shares, and each common stock is entitled to one vote.

Each share of common stock has a par value of $0.001. As of June 30, 2026 and December 31, 2025, the Company had 25,084,128 and 24,020,000 shares of common stock issued and outstanding, respectively.

Common Stock Issued

During the six months ended June 30, 2026, the Company issued 200,000 shares of common stock upon the settlement of vested restricted stock units under 2025 Equity Incentive Plan and 135,000 shares of common stock to service providers as compensation for professional services with an aggregate fair value of $355,100.

In May 2026, the Company issued 679,008 shares of common stock with an aggregate fair value of $1,833,333 as part of the consideration for the acquisition of Apex Marine (see Note 4. Goodwill).

On May 15, 2026, the Company entered into an addendum to its service agreement dated April 17, 2026 with Greentree Financial Group, Inc., pursuant to which the Company issued 50,120 shares of common stock as an additional professional service fee. The shares were fully earned upon execution of the addendum, and the aggregate fair value of $120,789 was recognized as professional services expense during the three months ended June 30, 2026.

Preferred Stock

The Company authorized 100,000 shares of blank check preferred stock in one or more series or classes and to designate the rights, preferences and privileges of each series or class, which may be greater than the rights of our Common Stock. There are no shares of preferred stock designated or outstanding as of June 30, 2026 and 2025.

Additional Paid-in Capital

During the six months ended June 30, 2025, the Company did not receive any member contributions.

On November 14, 2025, the Company completed its initial public offering (“IPO”) of 3,750,000 shares of common stock, par value $0.001 per share, at a public offering price of $4.00 per share, resulting in net proceeds of approximately $13.4 million, after deducted underwriting discounts and offering expenses. Following the IPO, member contributions are no longer applicable.

Member Distribution

Prior to the Company’s IPO, the Company made distributions to members of $1.4 million during the six months ended June 30, 2025. Following the IPO, the Company has not declared or paid any dividends.

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

During the six months ended June 30, 2026, the Company recognized $3.5 million of stock-based compensation expense related to RSUs and issued 200,000 shares of common stock upon the settlement of vested restricted stock units. No stock-based compensation expense was recognized during the six months ended June 30, 2025.

A summary of RSU activity is as follows:

	Total RSUs Issued	Total Fair Market Value of RSUs Issued as Compensation (1)
RSUs Granted but Not Vested at January 1, 2026	3,311,500	$10,711,755
RSUs granted	166,100	364,673
RSUs forfeited	(27,500)	(76,300)
RSUs vested and released	(165,000)	(556,050)
RSUs Granted but Not Vested at June 30, 2026	3,285,100	$10,444,078

(1)	Aggregate grant-date fair value determined using the closing market price of the Company’s common stock on the grant date.

The Company had no restricted stock units outstanding and no restricted stock unit activity during the six months ended June 30, 2025, as the Company’s 2025 Equity Incentive Plan had not yet been adopted.

As of June 30, 2026, 470,000 RSUs had vested, all of which had been settled through the issuance of shares of common stock, including 200,000 shares issued during the six months ended June 30, 2026.

Stock Options

During the six months ended June 30, 2026, the Company granted 10,000 stock options, all of which vested immediately. The fair value of these options was determined using the Black-Scholes option pricing model, and the related compensation expense was recognized in full on the grant date. The impact of these options was not material to the Company’s condensed consolidated financial statements.

Equity Issued for Services

During the six months ended June 30, 2026, the Company entered into multiple consulting and service arrangements with third-party providers. As consideration for services, the Company issued shares of its common stock upon execution of the respective agreements. These shares were not subject to vesting conditions and were deemed fully earned upon issuance.

The Company measured these awards at the grant-date fair value of its common stock. As the awards were not subject to substantive future service requirements, the total fair value of the equity consideration was recognized as share-based compensation expense on the respective grant dates.

During the six months ended June 30, 2026, the Company issued an aggregate of 185,120 shares to nonemployees for services, resulting in total share-based compensation expense for the period of $0.5 million.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025
Net (loss) profit attributable to the Company	(1,869,068)	553,841
Weighted average number of shares *	24,791,031	20,000,000
(Loss) earnings per share - Basic and Diluted	$(0.08)	$0.03

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net (loss) income attributable to the Company	(5,336,590)	843,615
Weighted average number of shares *	24,552,176	20,000,000
(Loss) earnings per share - Basic and Diluted	$(0.22)	$0.04

*	Due to the anti-dilutive effect, the computation of basic and diluted earnings per share did not include the shares underlying the exercise of RSUs as the Company had a net loss for the six months ended June 30, 2026.

*	For the six months ended June 30, 2026, 100,000 shares of common stock issuable in connection with the acquisition of Boats and Buyers, Inc. (see Note 5. Intangible Assets) have been included in the computation of basic earnings (loss) per share, as all necessary conditions for issuance have been satisfied.

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

Gross profit, defined as revenue less direct costs, is also reviewed for operational purposes.

Segment information is as follows:

	For the Six Months Ended June 30, 2026
	Dealerships	Financial Services	Consolidated
Revenues	$87,621,078	$1,285,865	$88,906,943
Cost of revenues	74,523,876	485,665	75,009,541
Gross profit	13,097,202	800,200	13,897,402
Operating Expenses
Depreciation and amortization	321,724	114	321,838
Selling, general and administrative	2,675,583	56,886	2,732,469
Advertising and marketing	879,246	61,057	940,303
Professional services	2,004,749	3,625	2,008,374
Salaries and wages	10,257,329	535,613	10,792,942
Rent expenses	1,001,759	1,659	1,003,418
Total operating expenses	17,140,390	658,954	17,799,344
Other Income (Expenses)
Interest expense, net	(1,728,562)	2,331	(1,726,231)
Other income	92,126	-	92,126
Total Other (Expense) Income	(1,636,436)	2,331	(1,634,105)
Income tax benefit	1,136	14	1,150
Net Loss	$(5,680,760)	$143,563	$(5,537,197)

	For the Six Months Ended June 30, 2025
	Dealerships	Financial Services	Consolidated
Revenues	$57,341,339	$1,245,504	$58,586,843
Cost of revenues	49,783,655	512,743	50,296,398
Gross profit	7,557,684	732,761	8,290,445
Operating Expenses
Depreciation and amortization	123,096	114	123,210
Selling, general and administrative	763,590	60,262	823,852
Advertising and marketing	327,767	48,888	376,655
Professional services	85,972	15,508	101,480
Salaries and wages	4,074,508	473,089	4,547,597
Rent expenses	342,875	41,686	384,561
Total Operating Expenses	5,717,808	639,547	6,357,355
Other income (expenses)
Interest expense, net	(1,112,527)	(3,985)	(1,116,512)
Other income	23,185	3,852	27,037
Total Other Expenses	(1,089,342)	(133)	(1,089,475)
Net Income	$750,534	$93,081	$843,615

The total assets for each segment are presented in accordance with segment reporting requirements of ASC 280-10, which requires the disclosure of total assets for each reportable segment.

	As of June 30, 2026
	Dealerships	Financial Services	Consolidated
Assets
Cash and cash equivalents	$7,305,173	$432,428	$7,737,601
Accounts receivable, net	1,191,663	141,739	1,333,402
Inventory	60,367,819	26,050	60,393,869
Prepaid expense	1,305,903	91,702	1,397,605
Other current assets	569,048	-	569,048
Property, plant and equipment, net	3,996,559	1,709	3,998,268
Other receivable	-	-	-
Due from related party	69,912	-	69,912
Intangible assets, net	572,829	-	572,829
Right-of-use assets	18,920,775	-	18,920,775
Goodwill	5,499,795	-	5,499,795
Total Assets	$99,799,476	$693,628	$100,493,104

	As of December 31, 2025
	Dealerships	Financial Services	Consolidated
Assets
Cash and cash equivalents	$12,051,377	$377,397	$12,428,774
Accounts receivable, net	177,122	92,816	269,938
Inventory	26,009,794	26,050	26,035,844
Prepaid expense	664,287	41,969	706,256
Other current assets	263,811	170,773	434,584
Property, plant and equipment, net	821,408	1,823	823,231
Other receivable	27,486	-	27,486
Due from related party	44,623	-	44,623
Intangible assets, net	560,406	-	560,406
Right-of-use assets	6,516,415	-	6,516,415
Goodwill	570,000	-	570,000
Total Assets	$47,706,729	$710,828	$48,417,557

NOTE 17. COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2026 and December 31, 2025, the Company did not have any significant capital and other commitments.

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

NOTE 18. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Other than as set forth below, there were no material subsequent events that required recognition or additional disclosure in the unaudited condensed consolidated financial statements presented.

On June 25, 2026, the Company entered into a five-year Strategic Partnership and Revenue Sharing Agreement (the “Partnership Agreement”), by and among MarineMax, Inc. (“MarineMax”), Off The Hook Yacht Sales NC, LLC, a North Carolina limited liability company, and the Company, pursuant to which the parties will collaborate on pre-owned vessel transactions, financing, insurance and related services using the Company’s platform, and MarineMax will route a significant share of its trade-in and pre-owned inventory through the platform to the Company’s nationwide wholesale buyer network. The Partnership Agreement may be terminated by either party upon 90 days’ prior written notice.

As additional consideration under the Partnership Agreement, the Company expects to issue to MarineMax, on a date to be determined, a Common Stock Purchase Warrant (the “MarineMax Warrant”) to purchase up to 1,250,000 shares of the Company’s common stock, par value $0.001 per share (the “Warrant Shares”). The MarineMax Warrant has not yet been issued, and the timing of its issuance has not been finalized. Upon issuance, the MarineMax Warrant will be exercisable solely to the extent the applicable Warrant Shares have vested and will expire five years from the date of issuance. The aggregate exercise price may be paid in cash, by net exercise, or any combination thereof.

Upon issuance of the MarineMax Warrant, the Warrant Shares will vest in the following tranches, subject to an aggregate cap of 1,250,000 shares. 250,000 Warrant Shares (the “Sign-On Warrant Shares”) will vest at an exercise price of $3.25 per share upon the later of (i) execution of the Partnership Agreement and (ii) public issuance of the Initial Announcement (as defined in the Partnership Agreement).

Additional Warrant Shares (the “Performance Warrant Shares”) will vest based on annual Wholesale Volume (as defined in the Partnership Agreement) achieved by MarineMax in a calendar year, as follows: (i) 100,000 Warrant Shares at an exercise price of $3.75 per share upon achievement of $50,000,000 annual Wholesale Volume; (ii) 200,000 Warrant Shares at an exercise price of $4.50 per share upon achievement of $75,000,000 annual Wholesale Volume; (iii) 250,000 Warrant Shares at an exercise price of $5.00 per share upon achievement of $125,000,000 annual Wholesale Volume; (iv) 300,000 Warrant Shares at an exercise price of $6.00 per share upon achievement of $175,000,000 annual Wholesale Volume; and (v) 350,000 Warrant Shares at an exercise price of $7.00 per share upon achievement of $200,000,000 annual Wholesale Volume. Each tier will vest independently upon the first calendar year in which the applicable threshold is achieved, and once vested, such tier will not vest again in subsequent years. Because the sum of the Sign-On Warrant Shares and all Performance Warrant Share tiers exceeds the aggregate cap, Warrant Shares will vest in the chronological order in which they are earned, beginning with the Sign-On Warrant Shares, followed by the Performance Warrant Shares in ascending order by Wholesale Volume threshold. If achievement of a threshold would cause the aggregate number of vested Warrant Shares to exceed the aggregate cap, only the number of Warrant Shares that would bring the aggregate to the cap will vest.

Warrant Shares that vest prior to the effective date of termination of the Partnership Agreement will remain exercisable in accordance with the MarineMax Warrant. Unvested Performance Warrant Shares will be forfeited upon termination of the Partnership Agreement, except that if the Partnership Agreement is terminated by MarineMax as a result of the Company’s uncured breach or default, or by the Company without cause, the Performance Warrant Shares tied to any performance tier for which at least 75% of the applicable Wholesale Volume threshold has been achieved as of the effective date of termination will be deemed to have vested.

The MarineMax Warrant, when issued, will contain a beneficial ownership limitation of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, which limitation may be increased by the Holder to up to 9.99% upon not less than 61 days’ prior written notice to the Company. The exercise prices will be subject to adjustment for stock dividends, stock splits, combinations, reclassifications, subsequent rights offerings, pro rata distributions, and certain reorganization, consolidation or merger transactions. In the case of a Fundamental Transaction (as defined in the MarineMax Warrant), the Company will be required to provide the Holder with at least 30 days’ advance written notice, during which period the Holder may exercise or convert the MarineMax Warrant or elect for it to remain outstanding and be exercisable for the securities or assets of the successor entity; if the Holder does not act prior to consummation, the MarineMax Warrant will automatically convert into the right to receive, upon exercise, the kind and number of shares or other securities or assets the Holder would have received had it exercised immediately prior to the Fundamental Transaction.

Upon issuance of the MarineMax Warrant, the Company will agree to register the Warrant Shares under the Securities Act by filing a registration statement within 30 days of written request by the Holder, on terms mutually agreed by the Company and the Holder and subject to applicable law and the rules of the Trading Market, and to use commercially reasonable efforts to cause such registration statement to be declared effective within 90 days thereafter. The Company is evaluating the accounting treatment of the contemplated MarineMax Warrant, including the appropriate classification and measurement under ASC 815 and ASC 480.

Issuance of Shares Upon Vesting of Restricted Stock Units

On July 13, 2026, the Company issued an aggregate of 58,767 shares of common stock upon the vesting and settlement of previously granted restricted stock units, including 33,767 shares issued to Chad Corbin, the Company’s Chief Financial Officer.

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

Overview and Business Trends

We are a premier yacht and boat dealership specializing in the buying, selling, and wholesaling of yachts and boats. As one of the largest boat buyers and sellers in the industry, NextBoat Inc. has become a nationally recognized leader in the marine industry, offering a comprehensive suite of services that spans the entire boat value chain from purchasing, financing, servicing, to selling, disposing, asset recovery, and repossession of boats. The Company has eight physical locations strategically located across the United States and with brokers operating nationwide, that the Company believes that it provides unparalleled reach and accessibility to clients around the country, and believes that it is the largest used boat buyer and seller in the United States.

The Company has approximately 111 brokers, positioned throughout the United States, who specialize in navigating the pre-owned regional markets while maintaining a client-focused approach. By leveraging its nationwide broker network, advanced AI-enabled CRM technology, and synergistic portfolio of entities, the Company delivers exceptional value to clients.

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

In addition to our corporate website, we own and operate www.webuyboats.com, a proprietary lead-generation platform that sources pre-owned boat inventory from sellers on a national basis. The site attracts private sellers and dealers looking to quickly liquidate trade-in boats and pre-owned vessels. These leads directly fuel the Company’s wholesale and brokerage operations, supporting our high volume, showroom-free model.

On May 1, 2026, the Company completed the acquisition of 100% of the equity interests of Apex Marine, LLC, Apex Marine Sales, LLC, and Apex Marine Stuart, LLC (collectively, “Apex Marine”). The acquisition was undertaken to obtain the assembled workforce of Apex Marine’s seasoned “new boat” brokerage team, as well as to realize expected synergies from combining operations, including expanded South Florida sales and service infrastructure and access to a broader international buyer network. On May 22, 2026, the Company completed the acquisition of 100% of the equity interests of Bellhart Marine Group and its affiliated entities in order to expand the Company’s in-house marine service, refit, and maintenance capabilities. Management believes the acquisition will further support the Company’s vertically integrated operating model and enhance inventory reconditioning and service capacity.

Looking ahead, our established market position, proprietary software platform, and forward-looking operating model position the Company to capitalize on opportunities within the pre-owned boating market in 2026 and beyond.

Corporate Structure and Background

NextBoat Inc. (“NXB”) is a Nevada holding company formed on January 3, 2025 with no independent operations. The Company conducts its business through its subsidiaries, which are engaged in the retail sale, brokerage, and servicing of new and pre-owned boats, yachts, and trailers, and in arranging related financing and insurance products.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenue

Overall, revenue increased by $27.7 million, or 88.4%, to $59.1 million for the three months ended June 30, 2026, from $31.3 million for the three months ended June 30, 2025. The increase was primarily attributable to the contribution of the Apex Marine and Bellhart businesses acquired during the quarter, an increase in our floor plan limit that supported higher inventory utilization throughout the period, and the continued expansion of our broker network at OTHYS and our premier brokerage division, Autograph Yacht Group. These factors contributed to an increase in the number of pre-owned boats sold and brokerage deals closed.

New Boat Sales

New boat sales increased by $7.1 million, or 189.3%, to $10.9 million for the three months ended June 30, 2026, from $3.8 million for the three months ended June 30, 2025. The increase was primarily attributable to new boat brands added through the Apex Marine and Bellhart acquisitions, including Pursuit, Solace, Fountain, NauticStar and Sportsman, together with higher new boat volume at our legacy operations.

Pre-owned Boat Sales

Pre-owned boat sales increased by $18.5 million, or 69.5%, to $45.0 million for the three months ended June 30, 2026, from $26.6 million for the three months ended June 30, 2025, with both periods presented inclusive of pre-owned inventory and brokerage transactions. The increase primarily reflects higher pre-owned boat transaction volume and the contribution of the Apex Marine operations acquired during the quarter. Brokerage commission income, which is not included in pre-owned boat sales, benefited from the contribution of our premier brokerage division, Autograph Yacht Group.

Finance Income – Azure

Revenue from arranging financing products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies increased by $0.3 million, or 48.8%, to $1.0 million for the three months ended June 30, 2026, from $0.6 million for the three months ended June 30, 2025. The increase reflects a higher volume of units delivered during the quarter and a greater proportion of finance-dependent buyers in the customer mix.

Service, Parts & Other Sales

Revenue from service, parts and other sales increased by $1.8 million, or 465.6%, to $2.2 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025. The increase in service, parts and other sales was attributable primarily to the marine service, refit and mechanical services operations acquired with Bellhart, the service center acquired with Apex Marine, expanded marine asset recovery services and increased trailer sales.

Gross Profit

Gross profit increased by $4.8 million, or 100.1%, to $9.5 million for the three months ended June 30, 2026, compared to $4.8 million for the three months ended June 30, 2025. Gross profit as a percentage of revenue was 16.1% for the three months ended June 30, 2026 compared to 15.2% for the three months ended June 30, 2025. The increase was driven primarily by the higher-margin service, brokerage and finance revenue added through the Apex Marine and Bellhart acquisitions.

New Boat Gross Profit

Gross profit from new boat sales increased by $0.9 million, or 291.4%, to $1.2 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025. Gross profit as a percentage of new boat sales was 10.7% for the three months ended June 30, 2026 compared to 7.9% for the three months ended June 30, 2025, reflecting the higher-margin new boat brands added through the Apex Marine and Bellhart acquisitions.

Pre-owned Boat Gross Profit

Gross profit from pre-owned boat sales was approximately $6.7 million for the three months ended June 30, 2026, representing a margin of approximately 15.0%, compared to pre-owned gross profit of $3.7 million (a 13.9% margin) for the three months ended June 30, 2025.

Finance Income – Azure

Gross profit from finance income increased by $0.2 million, or 55.8%, to $0.6 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025, representing a margin of 63.4% compared to 60.5% for the prior-year period.

Service, Parts & Other Sales

Gross profit from service, parts and other sales, was approximately $1.0 million for the three months ended June 30, 2026, representing a margin of approximately 46.5%, compared to $0.4 million for the three months ended June 30, 2025,

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of insurance, utilities, and other customary operating expenses. SG&A increased $1.0 million, or 259.7%, to $1.4 million for the three months ended June 30, 2026, compared to $0.4 million for the three months ended June 30, 2025. The increase was primarily attributable to the operating cost base of the Apex Marine and Bellhart businesses acquired during the quarter, higher indirect marketing expenses, and higher insurance costs related to increased inventory levels under floorplan financing arrangements, each in line with the Company’s planned business expansion for 2026.

Salaries and Wages

Salaries and wages expense increased $3.6 million, or 127.8%, to $6.5 million for the three months ended June 30, 2026, compared to $2.8 million for the three months ended June 30, 2025. Leading into and following our initial public offering, salaries and wages increased as we aligned our compensation with public-company market benchmarks and enhanced retention packages to ensure we can attract, motivate, and retain the talent required to deliver long-term shareholder value, and as we added the employee base of the businesses acquired during the quarter. Further, the Company recognized share-based compensation of $1.7 million for the three months ended June 30, 2026. These equity awards have several vesting conditions including service-based and performance-based requirements and vest between one and five years.

Advertising and Marketing

Advertising and marketing expenses increased $0.3 million, or 633.9%, to $0.3 million for the three months ended June 30, 2026, compared to less than $0.1 million for the three months ended June 30, 2025, reflecting increased digital lead-generation spend and the marketing cost base of the acquired businesses.

Professional Services

Professional services expense increased $1.4 million, to $1.4 million for the three months ended June 30, 2026, compared to less than $0.1 million for the three months ended June 30, 2025. The increase relates principally to legal, accounting, valuation and advisory fees incurred in connection with the acquisitions completed during the quarter and to the additional audit, legal and compliance costs of operating as a public company.

Rent Expenses

Rent expense increased $0.5 million, or 214.7%, to $0.7 million for the three months ended June 30, 2026, compared to $0.2 million for the three months ended June 30, 2025, reflecting leases assumed in connection with the acquisitions and additional facilities added since the second quarter of 2025.

Interest Expense, Net

Interest expense, net increased $0.6 million, or 109.6%, to $1.2 million for the three months ended June 30, 2026, compared to $0.6 million for the three months ended June 30, 2025, driven primarily by higher average floor plan borrowings outstanding during the quarter and by acquisition-related debt assumed and issued in connection with the Apex Marine and Bellhart transactions.

Net (Loss) Income

As a result of the foregoing, the Company recorded a net loss of $2.1 million for the three months ended June 30, 2026, compared to net income of $0.6 million for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenue

Overall, revenue increased by $30.3 million, or 51.8%, to $88.9 million for the six months ended June 30, 2026, from $58.6 million for the six months ended June 30, 2025. The increase was driven primarily by the contribution of the Apex Marine and Bellhart businesses acquired in May 2026, a higher floor plan limit that allowed us to sustain greater inventory utilization throughout the period, and the continued build-out of our broker network at OTHYS and our premier brokerage division, Autograph Yacht Group.

New Boat Sales

New boat sales increased by $2.9 million, or 31.1%, to $12.2 million for the six months ended June 30, 2026, from $9.3 million for the six months ended June 30, 2025. The increase was driven primarily by the new boat brands added through the Apex Marine and Bellhart acquisition, including Pursuit, Solace, Fountain, Sportsman and NauticStar.

Pre-owned Boat Sales

Pre-owned boat sales were $72.8 million for the six months ended June 30, 2026, compared to pre-owned boat sales of $47.6 million for the six months ended June 30, 2025, which were presented inclusive of pre-owend inventory and brokerage transactions, an increase of $25.2 million, or 52.9%. The increase reflects higher wholesale transaction volume.

Finance Income – Azure

Revenue from arranging financing products, including financing, insurance and extended warranty contracts, to customers through various third-party financial institutions and insurance companies increased less than $0.1 million, or 3.2%, to $1.3 million for the six months ended June 30, 2026, from $1.2 million for the six months ended June 30, 2025.

Service, Parts & Other Sales

Revenue from service, parts and other sales increased by $2.2 million, or 492.5%, to $2.6 million for the six months ended June 30, 2026, from $0.4 million for the six months ended June 30, 2025. This increase was attributable primarily to the marine service, refit and mechanical services operations acquired with Bellhart, the service center acquired with Apex Marine, expanded marine asset recovery services and increased trailer sales.

Gross Profit

Gross profit increased by $5.6 million, or 67.6%, to $13.9 million for the six months ended June 30, 2026, compared to $8.3 million for the six months ended June 30, 2025. Gross profit as a percentage of revenue was 15.6% for the six months ended June 30, 2026 compared to 14.2% for the six months ended June 30, 2025. The increase was driven primarily by the higher-margin service, brokerage and finance revenue added through the Apex Marine and Bellhart acquisitions and by a greater number of brokerage transactions, which generally carry higher margin profiles due to lower direct costs.

Gross Profit by Category

Gross profit from new boat sales increased by $0.6 million, or 114.4%, to $1.2 million for the six months ended June 30, 2026, from $0.5 million for the six months ended June 30, 2025, representing a margin of 9.7% compared to 5.9% for the prior-year period.

Gross profit from pre-owned boat sales was approximately $10.6 million for the six months ended June 30, 2026, representing a margin of approximately 14.5%, compared to pre-owned gross profit of $6.6 million (a 13.8% margin) for the six months ended June 30, 2025, which included brokerage transactions under the prior-year presentation.

Gross profit from finance income increased less than $0.1 million, or 9.2%, to $0.8 million for the six months ended June 30, 2026, from $0.7 million for the six months ended June 30, 2025, representing a margin of 62.2% compared to 58.8% for the prior-year period.

Gross profit from service, parts and other sales, was approximately $1.4 million for the six months ended June 30, 2026, representing a margin of approximately 51.5%, compared to $0.4 million for the six months ended June 30, 2025, for which no cost of revenues was allocated to the category and brokerage transactions were included within pre-owned boat sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses consist primarily of lease expense, insurance, utilities, and other customary operating expenses. SG&A increased $1.9 million, or 231.7%, to $2.7 million for the six months ended June 30, 2026, compared to $0.8 million for the six months ended June 30, 2025. The increase was primarily attributable to the operating cost base of the Apex Marine and Bellhart businesses acquired in May 2026, higher indirect marketing expenses associated with our attendance at boat shows during the period, and higher insurance costs related to increased inventory levels under floorplan financing arrangements.

Salaries and Wages

Salaries and wages expense increased $6.2 million, or 137.3%, to $10.8 million for the six months ended June 30, 2026, compared to $4.5 million for the six months ended June 30, 2025. Leading into and following our initial public offering, salaries and wages increased as we aligned our compensation with public-company market benchmarks and enhanced retention packages to ensure we can attract, motivate, and retain the talent required to deliver long-term shareholder value, and as we added the employee base of the businesses acquired in May 2026. Further, the Company recognized share-based compensation of $3.5 million for the six months ended June 30, 2026. These equity awards have several vesting conditions including service-based and performance-based requirements and vest between one and five years.

Advertising and Marketing

Advertising and marketing expense increased $0.6 million, or 149.6%, to $0.9 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025, reflecting increased attendance at boat shows during the first quarter, increased digital lead-generation spend and the marketing cost base of the acquired businesses.

Professional Services

Professional services expense increased $1.9 million, to $2.0 million for the six months ended June 30, 2026, compared to $0.1 million for the six months ended June 30, 2025. The increase relates principally to legal, accounting, valuation and advisory fees incurred in connection with the acquisitions completed during the period and to the additional audit, legal and compliance costs of operating as a public company.

Rent Expenses

Rent expense increased $0.6 million, or 160.9%, to $1.0 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025, reflecting leases assumed in connection with the acquisitions and additional facilities added since 2025.

Interest Expense, Net

Interest expense, net increased $0.6 million, or 54.6%, to $1.7 million for the six months ended June 30, 2026, compared to $1.1 million for the six months ended June 30, 2025, driven primarily by higher average floor plan borrowings outstanding and by acquisition-related debt assumed and issued during the period.

Net (Loss) Income

As a result of the foregoing, the Company recorded a net loss of $5.5 million for the six months ended June 30, 2026, compared to net income of $0.8 million for the six months ended June 30, 2025. Of the net loss for the six months ended June 30, 2026, $0.2 million was attributable to the non-controlling interest and $5.3 million was attributable to NextBoat Inc.

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

The Three Months Ended June 30, 2026, Compared to The Three Months Ended June 30, 2025

	June 30, 2026	June 30, 2025	$ Change
Net (loss) income	$(2,069,675)	$553,841	$(2,623,516)
Interest expense – other	507,893	172,561	335,332
Income tax expenses	(161,882)	-	(161,882)
Depreciation and amortization	163,150	86,837	76,313
Stock-based compensation	1,689,311	-	1,689,311
Non-recurring expense	701,008	-	701,008
Adjusted EBITDA	$829,805	$813,239	$16,566

Adjusted EBITDA was an income of $0.8 million for the three months ended June 30, 2026, compared to income of $0.8 million for the three months ended June 30, 2025, a slight increase less than $0.1 million.

The Six Months Ended June 30, 2026, Compared to The Six Months Ended June 30, 2025

	June 30, 2026	June 30, 2025	$ Change
Net (loss) income	$(5,537,197)	$843,615	$(6,380,812)
Interest expense – other	521,484	172,561	348,923
Income tax expenses	1,150	-	1,150
Depreciation and amortization	321,838	123,210	198,628
Stock-based compensation	3,450,924	-	3,450,924
Non-recurring expense	701,008	-	701,008
Adjusted EBITDA	$(540,793)	$1,139,386	$(1,680,179)

Adjusted EBITDA was a loss of $0.5 million for the six months ended June 30, 2026, compared to income of $1.1 million for the six months ended June 30, 2025, a decrease of $1.7 million. The decrease resulted primarily from an increase in operating expenses, including additional headcount, share-based compensation and professional fees necessary to operate as a public company and to execute and integrate the acquisitions completed during the period.

Liquidity and Capital Resources

The following table summarizes key liquidity and capital resources information as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025	$ Change
Cash	$7,737,601	$12,428,774	$(4,691,173)
Current assets	71,431,525	39,875,396	31,556,129
Current liabilities	68,480,920	30,870,236	37,610,684
Working capital	$2,950,605	$9,005,160	$(6,054,555)

As of June 30, 2026, the Company had $7.7 million in cash and working capital of $3.0 million, compared to $12.4 million in cash and working capital of $9.0 million as of December 31, 2025. Current liabilities were primarily comprised of floor plan notes payable of $51.6 million, which are repaid as inventory is sold, as well as accounts payable, customer deposits, lease liabilities and short-term obligations.

Management believes that existing cash, operating cash flows, and available borrowing capacity under its floor plan facility are sufficient to meet the Company’s short-term liquidity needs.

Working capital decreased by $6.1 million to $3.0 million as of June 30, 2026 from $9.0 million as of December 31, 2025. The decrease was primarily driven by a $4.7 million reduction in cash and a $37.6 million increase in current liabilities, partially offset by a $34.4 million increase in inventory, which was financed largely by a $26.2 million increase in floor plan notes payable.

Income Tax Expenses

Historically, the OTH Companies were treated as a partnership for U.S. federal and certain state income tax purposes and, as such, were not subject to entity-level income taxes. Upon completion of the Reorganization, the OTH Companies, together with the Company, became subject to U.S. federal income tax and state income taxes in the jurisdictions in which they operate. The Company recorded an income tax expenses of $1,150 for the six months ended June 30, 2026, compared to no income tax expense for the six months ended June 30, 2025.

Cash Flow Changes for the Six Months Ended June 30, 2026, and 2025

The following table summarizes our cash flows for the periods indicated:

	For the Six Months Ended
	June 30, 2026	June 30, 2025	$ Change
Net cash used in operating activities	$(18,091,195)	$(218,709)	$(17,872,486)
Net cash used in investing activities	(3,878,218)	(167,297)	(3,710,921)
Net cash provided by financing activities	17,278,240	582,082	16,696,158
Net change in cash	(4,691,173)	196,076	(4,887,249)

Cash Flow from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities totaled $18.1 million compared to $0.2 million for the six months ended June 30, 2025. The increase in cash used in operating activities was primarily attributable to an $18.0 million increase in inventory, reflecting higher inventory purchases supported by increased floor plan financing capacity and proceeds from the Company’s initial public offering, as well as seasonal inventory build in advance of the spring and summer selling periods, together with the net loss for the period, a $1.1 million increase in accounts receivable and a $0.5 million increase in prepaid expenses. These uses were partially offset by non-cash share-based compensation and stock issued for services of $3.9 million, a $1.3 million increase in customer deposits and a $0.7 million increase in accounts payable.

Net cash used in operating activities amounted to $0.2 million for the six months ended June 30, 2025, mainly derived from an increase in inventory of $2.0 million, partially offset by net income of $0.8 million, an increase in customer deposits of $0.7 million and a decrease in other current assets of $0.5 million.

Cash Flows from Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities totaled $3.9 million, compared to $0.2 million for the six months ended June 30, 2025. The increase was primarily attributable to $3.0 million of purchases of fixed assets, $0.8 million of cash paid for business acquisitions, net of cash acquired, and $0.1 million of intangible asset additions.

Cash Flows from Financing Activities

Net cash provided by financing activities amounted to $17.3 million for the six months ended June 30, 2026, mainly derived from proceeds from floor plan notes payable of $60.3 million, partially offset by payments to floor plan notes payable of $47.7 million. Financing activities also included $3.5 million of proceeds from short-term loans payable (offset by $1.5 million of repayments), $2.0 million of proceeds from long-term debt and $1.4 million of proceeds from related-party debt (offset by $0.5 million of repayments).

Net cash provided by financing activities amounted to $0.6 million for the six months ended June 30, 2025, mainly derived from proceeds from floor plan notes of $39.6 million, mainly offset by payments to floor plan notes payable of $37.4 million and member distributions of $1.4 million.

Contractual Obligations and Other Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2026:

	Payments Due by Period as of June 30, 2026
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (1)	$5,232,677	$1,969,226	$1,432,785	$1,819,981	$10,685
Operating leases (2)	25,509,574	1,827,924	9,827,257	2,477,012	11,377,381
Total	$30,742,251	$3,797,150	$11,260,042	$4,296,993	$11,388,066

(1) The amounts included in long-term debt refer to future cash principal payments. Refer to Note 8. Long-Term Loan Payable of the Notes for disclosure of borrowing availability, interest rates, and terms of our long-term debt.

(2) Amounts for operating lease commitments do not include certain operating expenses such as maintenance, insurance, and real estate taxes.

The Company utilizes a floor plan financing facility to fund inventory purchases. Borrowings under this facility were $51.6 million as of June 30, 2026 and are repaid as inventory is sold. As such, repayment timing is dependent on inventory turnover and borrowing activity and is not included in the tabular presentation above. For details regarding borrowing availability, interest rates, and terms related to our floor plan notes payable, refer to Note 7. Notes Payable – Floor Plan of the Notes.

In addition, the Company had $2.0 million of current portion of long-term debt outstanding as of June 30, 2026. Refer to Note 8. Long-Term Loan Payable of the Notes.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of June 30, 2026 and December 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures Over Financial Reporting

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective at a reasonable assurance level due to aspects of our disclosure control framework that are still being formalized and documented, including processes for accumulating and communicating information required to be disclosed in our reports filed under the Exchange Act that are not yet fully implemented or consistently applied. As a newly public company we are in the process of designing and implementing our disclosure controls and procedures to comply with the requirements of the Exchange Act. We are taking steps to establish formal processes and controls and documenting our internal controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter, management continued efforts to design and document formal internal controls; however, these efforts have not yet resulted in changes that materially affect internal control over financial reporting.

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

We may not successfully integrate acquisitions or realize their anticipated benefits, which could adversely affect our business, financial condition, and results of operations.

We have completed strategic acquisitions as part of our growth strategy, including the acquisition of Apex Marine Sales, LLC and its affiliates, which was completed on May 1, 2026 for approximately $6.1 million, and the acquisition of Bellhart Marine Group, LLC and its affiliated entities, which was completed on May 22, 2026 for approximately $0.9 million. These completed acquisitions present integration challenges, including difficulties in combining operations, technology systems, and personnel, retaining key employees, and may result in the assumption of unknown or contingent liabilities. We may also be required to record goodwill and other intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges. In addition, we may not realize the anticipated benefits of such acquisitions, including expected synergies, cost savings, or revenue growth, and the costs of integrating acquired businesses may exceed our current estimates. On June 25, 2026, the Company entered into a Strategic Partnership and Revenue Sharing Agreement with MarineMax, Inc. (“MarineMax”), pursuant to which the Company and MarineMax will collaborate on certain sales, service, and operational initiatives. In connection with the Partnership Agreement, the Company expects to issue to MarineMax, on a date to be determined, a Common Stock Purchase Warrant to purchase up to 1,250,000 shares of common stock at exercise prices ranging from $3.25 to $7.00 per share, subject to performance-based vesting conditions tied to MarineMax’s Wholesale Volume. The warrant has not yet been issued, and the timing of its issuance has not been finalized. The partnership involves significant operational coordination and resource-sharing, the successful execution of which is subject to risks including, but not limited to, potential conflicts in strategic priorities, management distraction, reliance on the partner’s performance and reputation, and the possibility that the anticipated benefits may not be realized on the timeline or at the scale expected. The future issuance of the warrant and the potential exercise thereof would result in dilution to existing stockholders. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Our convertible debt and related securities may result in significant dilution to existing stockholders and may impose restrictive covenants on our operations.

On August 5, 2026, the Company entered into a Loan Agreement with Greentree Financial Group, Inc. pursuant to which the Company issued a 10% Convertible Promissory Note in the principal amount of $510,000, together with a Common Stock Purchase Warrant to purchase up to 100,000 shares of common stock, and 20,000 commitment shares. The Greentree Note is convertible into shares of common stock at a conversion price of $1.785 per share, subject to a semi-annual downward reset to the closing bid price and adjustment for certain dilutive issuances. The Greentree Warrant exercise price is also subject to “down round” anti-dilution protection. These features could result in significant dilution to existing stockholders, particularly if the market price of our common stock declines. In addition, the Greentree Loan Agreement contains a covenant restricting the Company from issuing any securities with a variable conversion or exercise rate for a period of 12 months, which may limit the Company’s ability to raise capital through certain financing structures. In the event of a Qualified Financing (as defined in the Greentree Loan Agreement), the Company may be required to apply proceeds from such financing to repay the Greentree Note. These restrictions and obligations could adversely affect the Company’s financial flexibility, liquidity, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

INDEX TO EXHIBITS

4.1	Promissory Note dated May 13, 2026 in the amount of $500,000 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 14, 2026).
4.2	Promissory Note dated May 13, 2026 in the amount of $2,466,667 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed May 14, 2026).
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.
101.	INS Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NextBoat Inc.

August 13, 2026	By:	/s/ Brian John
Date		Brian John Chief Executive Officer (Principal Executive Officer)

August 13, 2026	By:	/s/ Chad Corbin
Date		Chad Corbin Chief Financial Officer (Principal Financial and Accounting Officer)

